Form 10-Q
period 2014-06-30
PARAGON OFFSHORE PLC
filed 2014-08-29
CIK 1594590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Paragon Offshore plc

(Exact name of registrant as specified in its charter)

England and Wales	001-36465	98-1146017
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. employer identification number)

3151 Briarpark Drive Suite 700, Houston, Texas 77042

(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: +1 832 783 4000

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding and trading at August 4, 2014: 84,753,393

PART I. FINANCIAL INFORMATION

Explanatory Note

On June 30, 2014, Paragon Offshore Limited was an indirect wholly owned subsidiary of Noble Corporation plc (“Noble”) incorporated under the laws of England and Wales. On July 17, 2014, Paragon Offshore Limited re-registered under the Companies Act 2006 as a public limited company under the name of Paragon Offshore plc (together with its subsidiaries, “Paragon,” the “Company,” “we,” “us” or “our”).

Subsequent to June 30, 2014, Noble transferred to us the assets and liabilities (the “Separation”) constituting most of Noble’s standard specification drilling units and related assets, liabilities and business. On August 1, 2014, Noble made a pro rata distribution to its shareholders of all of our issued and outstanding ordinary shares (the “Distribution” and, collectively with the Separation, the “Spin-Off”). In connection with the Distribution, Noble shareholders received one ordinary share of Paragon for every three ordinary shares of Noble owned. Noble owned 84.8 million ordinary shares of Paragon as of July 23, 2014, Noble’s record date for the Distribution.

The historical financial information contained in this report relates to periods that ended prior to the Spin-Off. Consequently, the unaudited combined financial statements and related discussion of financial condition and results of operations contained in this report pertain to the Noble Standard-Spec Business (the “Predecessor”), which comprised the entire standard specification drilling fleet and related operations of Noble. The Separation included the transfer to us of the Predecessor, except for six standard specification drilling units, three of which were retained by Noble and three of which were sold by Noble prior to the Separation. We will consolidate the historical financial results of the Predecessor in our consolidated financial statements for all periods prior to the Spin-Off.

While management believes that the financial statements contained herein are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), the financial statements of the Predecessor may not be indicative of the financial results that will be reported by us for periods subsequent to the Spin-Off. The information contained in this report should be read in conjunction with the information contained in our registration statement on Form 10, as filed with the SEC on July 14, 2014.

Item 1. Financial Statements

PARAGON OFFSHORE PLC

UNAUDITED BALANCE SHEET

(In thousands)

June 30,
2014
ASSETS
Current assets
Cash and cash equivalents	$84
Other assets	1,799

Total assets	$1,883

LIABILITIES AND EQUITY
Current liabilities
Related party accounts payable	$1,883

Total liabilities	1,883

Commitments and contingencies
Equity
Ordinary shares (2 shares of $1 par value)	—
Subscription receivable from parent	—
Retained deficit	—

Total equity	—

Total liabilities and equity	$1,883

See accompanying notes to the unaudited balance sheet.

PARAGON OFFSHORE PLC

NOTES TO UNAUDITED BALANCE SHEET

Note 1—Nature of Business

On June 30, 2014, Paragon Offshore Limited was an indirect wholly owned subsidiary of Noble Corporation plc (“Noble”) incorporated under the laws of England and Wales. On July 17, 2014, Paragon Offshore Limited re-registered under the Companies Act 2006 as a public limited company under the name of Paragon Offshore plc (together with its subsidiaries, “Paragon,” the “Company,” “we,” “us” or “our”).

Subsequent to June 30, 2014, Noble transferred to us the assets and liabilities (the “Separation”) constituting most of Noble’s standard specification drilling units and related assets, liabilities and business. On August 1, 2014, Noble made a pro rata distribution to its shareholders of all of our issued and outstanding ordinary shares (the “Distribution” and, collectively with the Separation, the “Spin-Off”). In connection with the Distribution, Noble shareholders received one ordinary share of Paragon for every three ordinary shares of Noble owned. Noble owned 84.8 million ordinary shares of Paragon as of July 23, 2014, Noble’s record date for the Distribution.

We are a pure-play global provider of standard specification offshore drilling rigs which includes 34 jackups and eight floaters (five drillships and three semisubmersibles), and one floating production storage and offloading unit (“FPSO”). We refer to our semisubmersibles and drillships collectively as “floaters.” We also operate the Hibernia platform offshore of Canada. Our primary business is to contract our drilling rigs, related equipment and work crews to conduct oil and gas drilling and workover operations for our exploration and production customers on a dayrate basis around the world.

Note 2—Significant Accounting Policies

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates and assumptions used in preparation of these consolidated financial statements.

Note 3—Related Party Accounts Payable

Prior to the Distribution on August 1, 2014, Noble paid for certain administrative functions on our behalf. As of June 30, 2014, Noble had incurred $1.3 million of such expenses related to rating agency fees in connection with our debt issuance, discussed below, and $0.5 million related to registration fees. These costs are accumulated within “Other assets” and “Related party accounts payable.”

Note 4—Debt

On June 17, 2014, we entered into a senior secured revolving credit agreement with lenders that provided commitments in the amount of $800 million (the “Revolving Credit Facility”). Subject to the satisfaction of certain conditions, we may obtain up to $800 million of letters of credit and up to $80 million of swingline loans under the Revolving Credit Facility. The Revolving Credit Facility has a term of five years after the funding date. Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) an adjusted LIBOR, plus a margin ranging between 1.50% to 2.50%, depending on our leverage ratio, or (ii) the Base Rate, which is calculated as the greatest of (1) a fluctuating rate of interest publicly announced by JPMorgan Chase Bank, N.A., as its “prime rate,” (2) the U.S. federal funds effective rate plus 0.50% and (3) the one month LIBOR Rate plus 1.00%, plus a margin ranging between 0.50% to 1.50%, depending on our leverage ratio. Issuance of Letters of Credit reduces availability to borrow under the Revolving Credit Facility.

PARAGON OFFSHORE PLC

NOTES TO UNAUDITED BALANCE SHEET

On July 18, 2014, we issued $1.08 billion of senior notes (the “Senior Notes”) and also borrowed $650 million under a term loan facility (the “Term Loan Facility”). The Term Loan Facility is secured by all of our rigs except three, which are currently cold-stacked. The proceeds from the Term Loan Facility and the Senior Notes were used to repay $1.7 billion of intercompany indebtedness to Noble incurred as partial consideration for the Separation. The Senior Notes consisted of $500 million of 6.75% senior notes and $580 million of 7.25% senior notes, which mature on July 15, 2022 and August 15, 2024, respectively. The Senior Notes were issued without an original issue discount. Borrowings under the term loan facility bear interest at an adjusted LIBOR rate plus 2.75%, subject to a minimum LIBOR rate of 1% or a base rate plus 1.75%, at our option. The Term Loan Facility matures in July 2021. The loans under the Term Loan Facility were issued with 0.5% original issue discount.

The covenants and events of default under our Revolving Credit Facility, Senior Notes, and Term Loan Facility are substantially similar. The agreements governing these obligations contain covenants that place restrictions on certain merger and consolidation transactions; our ability to sell or transfer certain assets; payment of dividends; making distributions; redemption of stock; incurrence or guarantee of debt; issuance of loans; prepayment, redemption of certain debt, as well as incurrence or assumption of certain liens. In addition to these covenants, the Revolving Credit Facility includes a covenant requiring us to maintain a net leverage ratio, defined as total debt net of cash and cash equivalents, divided by earnings excluding interest, taxes, depreciation and amortization charges, not greater than 4.00 to 1.00 and a covenant requiring us to maintain a minimum interest coverage ratio, defined as interest expense divided by earnings excluding interest, taxes, depreciation and amortization charges, of 3.00 to 1.00.

NOBLE STANDARD-SPEC BUSINESS (PREDECESSOR)

COMBINED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$32,688	$36,581
Accounts receivable	364,244	356,241
Prepaid and other current assets	57,886	51,182

Total current assets	454,818	444,004

Property and equipment, at cost	6,171,698	6,067,066
Accumulated depreciation	(2,809,195)	(2,607,382)

Property and equipment, net	3,362,503	3,459,684

Other assets	72,837	79,111

Total assets	$3,890,158	$3,982,799

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$123,249	$124,442
Accrued payroll and related costs	54,186	60,738
Other current liabilities	35,547	41,374

Total current liabilities	212,982	226,554

Long-term debt	2,268,613	1,561,141
Deferred income taxes	97,063	101,703
Other liabilities	82,792	88,068

Total liabilities	2,661,450	1,977,466

Commitments and contingencies
Equity
Net parent investment	1,228,687	2,005,339
Accumulated other comprehensive gain (loss)	21	(6)

Total equity	1,228,708	2,005,333

Total liabilities and equity	$3,890,158	$3,982,799

See accompanying notes to the unaudited combined financial statements.

NOBLE STANDARD-SPEC BUSINESS (PREDECESSOR)

COMBINED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating revenues
Contract drilling services	$462,334	$444,208	$954,297	$877,619
Reimbursables	8,477	11,769	22,893	23,646
Labor contract drilling services	8,146	8,902	16,357	17,684
Other	—	66	—	66

	478,957	464,945	993,547	919,015

Operating costs and expenses
Contract drilling services	222,317	226,281	448,780	451,124
Reimbursables	5,224	9,053	15,850	17,597
Labor contract drilling services	6,223	6,033	12,436	11,746
Depreciation and amortization	112,536	101,897	223,120	200,601
General and administrative	12,683	15,538	25,928	31,003
Gain on contract settlements/extinguishments, net	—	—	—	(1,800)

	358,983	358,802	726,114	710,271

Operating income	119,974	106,143	267,433	208,744
Other income (expense)
Interest expense, net of amount capitalized	(2,972)	(1,097)	(6,272)	(2,235)
Interest income and other, net	338	121	525	224

Income before income taxes	117,340	105,167	261,686	206,733
Income tax provision	(22,292)	(22,623)	(42,075)	(41,618)

Net income	$95,048	$82,544	$219,611	$165,115

See accompanying notes to the unaudited combined financial statements.

NOBLE STANDARD-SPEC BUSINESS (PREDECESSOR)

COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$95,048	$82,544	$219,611	$165,115
Other comprehensive income (loss)
Foreign currency translation adjustments	63	(437)	27	(743)

Total comprehensive income	$95,111	$82,107	$219,638	$164,372

See accompanying notes to the unaudited combined financial statements.

NOBLE STANDARD-SPEC BUSINESS (PREDECESSOR)

COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$219,611	$165,115
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	223,120	200,601
Deferred income taxes	(4,640)	(8,375)
Capital contribution by parent—share-based compensation	11,757	10,523
Net change in other assets and liabilities	(44,160)	(81,869)

Net cash from operating activities	405,688	285,995

Cash flows from investing activities
Capital expenditures	(110,687)	(216,304)
Change in accrued capital expenditures	13,594	(5,086)
Proceeds from sale of assets	6,570	—

Net cash used in investing activities	(90,523)	(221,390)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	707,472	941,653
Financing costs on credit facilities	(386)	(1,912)
Net transfers to parent	(1,026,144)	(1,028,932)

Net cash (to) from financing activities	(319,058)	(89,191)

Net change in cash and cash equivalents	(3,893)	(24,586)
Cash and cash equivalents, beginning of period	36,581	70,538

Cash and cash equivalents, end of period	$32,688	$45,952

Supplemental information for non-cash activities
Transfer from parent of property and equipment	18,124	13,131

	$18,124	$13,131

See accompanying notes to the unaudited combined financial statements.

NOBLE STANDARD-SPEC BUSINESS (PREDECESSOR)

COMBINED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

		Accumulated Other
	Net Parent Investment	Comprehensive (Loss)/Gain	Total Equity
Balance at December 31, 2012	$3,365,417	$(185)	$3,365,232
Net income	165,115	—	165,115
Net transfers to parent	(1,005,278)	—	(1,005,278)
Foreign currency translation adjustments	—	(743)	(743)

Balance at June 30, 2013	$2,525,254	$(928)	$2,524,326

Balance at December 31, 2013	$2,005,339	$(6)	$2,005,333
Net income	219,611	—	219,611
Net transfers to parent	(996,263)	—	(996,263)
Foreign currency translation adjustments	—	27	27

Balance at June 30, 2014	$1,228,687	$21	$1,228,708

See accompanying notes to the unaudited combined financial statements.

Note 1—Organization and Basis of Presentation

Organization and Business

On June 30, 2014, Paragon Offshore Limited was an indirect wholly owned subsidiary of Noble Corporation plc (“Noble”) incorporated under the laws of England and Wales. On July 17, 2014, Paragon Offshore Limited re-registered under the Companies Act 2006 as a public limited company under the name of Paragon Offshore plc (together with its subsidiaries, “Paragon,” the “Company,” “we,” “us” or “our”).

Subsequent to June 30, 2014, Noble transferred to us the assets and liabilities (the “Separation”) constituting most of Noble’s standard specification drilling units and related assets, liabilities and business. On August 1, 2014, Noble made a pro rata distribution to its shareholders of all of our issued and outstanding ordinary shares (the “Distribution” and, collectively with the Separation, the “Spin-Off”). In connection with the Distribution, Noble shareholders received one ordinary share of Paragon for every three ordinary shares of Noble owned. Noble owned 84.8 million ordinary shares of Paragon as of July 23, 2014, Noble’s record date for the Distribution.

We are a pure-play global provider of standard specification offshore drilling rigs which includes 34 jackups and eight floaters (five drillships and three semisubmersibles), and one floating production storage and offloading unit (“FPSO”). We refer to our semisubmersibles and drillships collectively as “floaters.” We also operate the Hibernia platform offshore of Canada. Our primary business is to contract our drilling rigs, related equipment and work crews to conduct oil and gas drilling and workover operations for our exploration and production customers on a dayrate basis around the world.

Basis of Presentation

The historical financial information contained in this report relates to periods that ended prior to the Spin-Off. Consequently, the unaudited combined financial statements and related discussion of financial condition and results of operations contained in this report pertain to the Noble Standard-Spec Business (the “Predecessor”), which comprised the entire standard specification drilling fleet and related operations of Noble. The Separation included the transfer to us of the Predecessor, except for six standard specification drilling units, three of which were retained by Noble and three of which were sold by Noble prior to the Separation. We will consolidate the historical financial results of the Predecessor in our consolidated financial statements for all periods prior to the Spin-Off.

These combined financial statements have been prepared on a stand-alone basis and are derived from Noble’s consolidated financial statements and accounting records. The Predecessor combined financial statements reflect our Predecessor’s financial position, results of operations, and cash flows in conformity with GAAP. The combined financial position, results of operations, and cash flows of our Predecessor may not be indicative of our Predecessor had it been a separate stand-alone entity during the periods presented, nor are the results stated herein indicative of what our financial position, results of operations, and cash flows may be in the future.

These combined financial statements include assets and liabilities that are specifically identifiable or have been allocated to our Predecessor. Costs directly related to our Predecessor have been included in the accompanying financial statements. Our Predecessor received service and support functions from Noble and the costs associated with these support functions have been allocated to our Predecessor using various inputs, such as head count, services rendered, and assets assigned to our Predecessor. These allocated costs are primarily related to corporate administrative expenses, employee related costs including pensions and other benefits, and corporate and shared employees for the following functional groups:

•	information technology,

•	legal services,

•	accounting,

•	finance services,

•	human resources,

•	marketing and product support,

•	treasury, and

•	other corporate and infrastructural services.

Note 2—Property and Equipment

Predecessor capital expenditures, including capitalized interest, totaled $68.2 million and $110.7 million for the three and six months ended June 30, 2014, respectively, as compared to $115.0 million and $216.3 million for the three and six months ended June 30, 2013.

Predecessor interest expense capitalized included in these combined financial statements was $1.2 million and $2.4 million for the three and six months ended June 30, 2014, respectively, as compared to $1.5 million and $2.4 million for the three and six months ended June 30, 2013.

Note 3—Debt

Predecessor long-term debt consisted of the amount drawn on the Noble Credit Facility at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Noble Credit Facilities / Commercial Paper Program	$2,268,613	$1,561,141

At June 30, 2014, our Predecessor was supported by Noble’s three separate credit facilities with an aggregate maximum available capacity of $2.9 billion (collectively, the “Noble Credit Facilities”). Noble established a commercial paper program, which allowed Noble to issue up to $2.7 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program were supported by the unused capacity under the Noble Credit Facilities and, therefore, have been classified as long-term on our Predecessor’s Consolidated Balance Sheet. The outstanding amounts of commercial paper reduce availability under the Noble Credit Facilities.

The Noble Credit Facilities provided Noble with the ability to issue up to $375 million in letters of credit in the aggregate. The issuance of letters of credit under the Noble Credit Facilities would have reduced the amount available for borrowing. At June 30, 2014, Noble had no letters of credit issued under the Credit Facilities.

The covenants and events of default under the Noble Credit Facilities are substantially similar, and each facility contains a covenant that limits Noble’s ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At June 30, 2014, Noble’s ratio of debt to total tangible capitalization was approximately 0.39. Noble was in compliance with all covenants under the Noble Credit Facilities as of June 30, 2014.

On June 17, 2014, we entered into a senior secured revolving credit agreement with lenders that provided commitments in the amount of $800 million (the “Revolving Credit Facility”). Subject to the satisfaction of certain conditions, we may obtain up to $800 million of letters of credit and up to $80 million of swingline loans under the Revolving Credit Facility. The Revolving Credit Facility has a term of five years after the funding date. Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) an adjusted LIBOR, plus a margin ranging between 1.50% to 2.50%, depending on our leverage ratio, or (ii) the Base Rate, which is calculated as the greatest of (1) a fluctuating rate of interest publicly announced by JPMorgan Chase Bank, N.A., as its “prime rate,” (2) the U.S. federal funds effective rate plus 0.50% and (3) the one month LIBOR Rate plus 1.00%, plus a margin ranging between 0.50% to 1.50%, depending on our leverage ratio. Issuance of Letters of Credit reduces availability to borrow under the Revolving Credit Facility.

On July 18, 2014, we issued $1.08 billion of senior notes (the “Senior Notes”) and also borrowed $650 million under a term loan facility (the “Term Loan Facility”). The Term Loan Facility is secured by all of our rigs except three, which are currently cold-stacked. The proceeds from the Term Loan Facility and the Senior Notes were used to repay $1.7 billion of intercompany indebtedness to Noble incurred as partial consideration for the Separation. The Senior Notes consisted of $500 million of 6.75% senior notes and $580 million of 7.25% senior notes, which mature on July 15, 2022 and August 15, 2024, respectively. The Senior Notes were issued without an original issue discount. Borrowings under the term loan facility bear interest at an adjusted LIBOR rate plus 2.75%, subject to a minimum LIBOR rate of 1% or a base rate plus 1.75%, at our option. The Term Loan Facility matures in July 2021. The loans under the Term Loan Facility were issued with 0.5% original issue discount.

The covenants and events of default under our Revolving Credit Facility, Senior Notes, and Term Loan Facility are substantially similar. The agreements governing these obligations contain covenants that place restrictions on certain merger and consolidation transactions; our ability to sell or transfer certain assets; payment of dividends; making distributions; redemption of stock; incurrence or guarantee of debt; issuance of loans; prepayment, redemption of certain debt, as well as incurrence or assumption of certain liens. In addition to these covenants, the Revolving Credit Facility includes a covenant requiring us to maintain a net leverage ratio, defined as total debt net of cash and cash equivalents, divided by earnings excluding interest, taxes, depreciation and amortization charges, not greater than 4.00 to 1.00 and a covenant requiring us to maintain a minimum interest coverage ratio, defined as interest expense divided by earnings excluding interest, taxes, depreciation and amortization charges, of 3.00 to 1.00.

As discussed above, Noble received approximately $1.7 billion in cash as settlement of intercompany notes. Noble used these proceeds to repay amounts outstanding under its commercial paper program. Accordingly, debt that is included in our Predecessor’s combined financial statements represent the amounts outstanding under Noble’s commercial paper program, and has been pushed down to our Predecessor in accordance with guidance of the Securities and Exchange Commission. The remaining outstanding debt not repaid from our Predecessor’s approximately $2.3 billion debt at June 30, 2014 is considered as part of “Net Parent Investment” in our Predecessor.

Note 4—Gain on Contract Settlements/Extinguishments, Net

During the fourth quarter of 2012, our Predecessor received a deposit of $1.8 million related to the potential sale of one of our Predecessor’s cold-stacked drilling units to an unrelated third party. During the first quarter of 2013, negotiations led to the sale not being completed and the deposit forfeited by the buyer was recognized as a gain.

Note 5—Income Taxes

Our Predecessor operated through various subsidiaries in numerous countries throughout the world. Consequently, income taxes have been based on the laws and rates in effect in the countries in which operations were conducted, or in which our Predecessor or its subsidiaries were considered to have a taxable presence.

At December 31, 2013, the reserve for uncertain tax positions totaled $36.5 million. At June 30, 2014, the reserve for uncertain tax positions of our Predecessor totaled $35.3 million, and if not utilized, would reduce the provision for income taxes of our Predecessor by $35.3 million.

Our Predecessor periodically transferred its drilling rigs between related entities included in these combined financial statements. The unamortized tax benefit associated with these transfers totaled $44.9 million and $46.5 million at June 30, 2014 and December 31, 2013, respectively, and is included in “Other liabilities” in these Combined Balance Sheets.

Note 6—Deferred Revenues

Deferred revenues from drilling contracts totaled $19.1 million at June 30, 2014 as compared to $21.9 million at December 31, 2013. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the combined balance sheets, based upon the expected time of recognition of such deferred revenues.

Note 7—Commitments and Contingencies

Litigation

We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, the resolution of which, in the opinion of management, will not have material adverse effect on our financial position, results of operations or cash flows. There is inherent risk in any litigation or dispute and no assurance can be given as to the outcome of these claims.

Tax audit claims of approximately $330.0 million, of which $63.0 million is subject to indemnity by Noble, primarily in Mexico and Brazil attributable to our income, customs and other business taxes have been assessed against us. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our combined financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions. In some cases we will be required to post a surety bond or a letter of credit as collateral to defend us, and as of June 30, 2014, we have no surety bonds outstanding.

In addition, we have been notified by Petróleo Brasileiro S.A. (“Petrobras”) that it is currently challenging assessments by Brazilian tax authorities of withholding taxes associated with its operations in Brazil during 2008 and 2009 totaling $118.0 million, of which $36 million is subject to indemnity by Noble. Petrobras has also notified us that if Petrobras must ultimately pay such withholding taxes, it will seek reimbursement from us. We believe that we are contractually indemnified by Petrobras for these amounts and dispute the validity of the assessment. We have notified Petrobras of our position. We will, if necessary, vigorously defend our rights.

Insurance

Our Predecessor maintained certain insurance coverage against specified marine perils, which included physical damage and loss of hire. Damage caused by hurricanes has negatively impacted the energy insurance market, resulting in more restrictive and expensive coverage for named windstorm perils.

Although our Predecessor maintained insurance in the geographic areas in which we operate, pollution, reservoir damage and environmental risks generally are not fully insurable. Our Predecessor’s insurance policies and contractual rights to indemnity may not adequately cover our losses or may have exclusions of coverage for some losses. Our Predecessor did not have insurance coverage or rights to indemnity for all risks, including loss of hire insurance on most of the rigs in our fleet. Uninsured exposures may include expatriate activities prohibited by U.S. laws and regulations, radiation hazards, certain loss or damage to property on board our rigs and losses relating to shore-based terrorist acts or strikes. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could materially adversely affect our financial position, results of operations or cash flows. Additionally, there can be no assurance that those parties with contractual obligations to indemnify us will necessarily be financially able to indemnify us against all these risks.

Our Predecessor carried protection and indemnity insurance covering marine third party liability exposures, which also includes coverage for employer’s liability resulting from personal injury to our offshore drilling crews.

In connection with the Separation, we replaced our Predecessor’s insurance policies, which were supported by Noble, with substantially similar stand-alone insurance policies.

Capital Expenditures

In connection with our capital expenditure program, our Predecessor had outstanding commitments, including shipyard and purchase commitments of approximately $102.4 million at June 30, 2014.

Other

At June 30, 2014, our Predecessor had letters of credit of $24.3 million and performance and temporary import bonds totaling $109.8 million supported by surety bonds outstanding. Certain of our Predecessor’s subsidiaries issued guarantees to the temporary import status of rigs or equipment imported into certain countries in which our Predecessor operated. These guarantees are issued in-lieu of payment of custom, value added or similar taxes in those countries.

Separation Agreements

In connection with the Spin-off, on July 31, 2014, we entered into several definitive agreements with Noble or its subsidiaries that, among other things, set forth the terms and conditions of the Spin-Off and provide a framework for our relationship with Noble after the Spin-off, including the following agreements:

•	Master Separation Agreement;

•	Tax Sharing Agreement;

•	Employee Matters Agreement;

•	Transition Services Agreement relating to services Noble and Paragon will provide to each other on an interim basis; and

•	Transition Services Agreement relating to Noble’s Brazil operations.

Master Separation Agreement

On July 31, 2014, we entered into a Master Separation Agreement with Noble Corporation, a Cayman Islands company and an indirect, wholly-owned subsidiary of Noble (“Noble-Cayman”), which provided for, among other things, the Distribution of our ordinary shares to Noble shareholders and the transfer to us of the assets and the assumption by us of the liabilities relating to our business and the responsibility of Noble for liabilities related to Noble’s, and in certain limited cases, our business. The Master Separation Agreement identified which assets and liabilities constitute our business and which assets and liabilities constitute Noble’s business.

Tax Sharing Agreement

On July 31, 2014, we entered into a Tax Sharing Agreement with Noble, which governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes following the Distribution.

Employee Matters Agreement

On July 31, 2014, we entered into an Employee Matters Agreement with Noble Cayman to allocate liabilities and responsibilities relating to our employees and their participation in certain compensation and benefit plans maintained by Noble or a subsidiary of Noble. The Employee Matters Agreement provides that, following the Distribution, most of our employee benefits are provided under compensation and benefit plans adopted or assumed by us. In general, our plans are substantially similar to the plans of Noble or its subsidiaries that covered our employees prior to the completion of the Distribution. The Employee Matters Agreement also addresses the treatment of outstanding Noble equity awards held by transferring employees, including the grant of our equity awards or other rights with respect to Noble equity awards held by transferring employees that are cancelled in connection with the Spin-Off.

Transition Services Agreement

On July 31, 2014, we entered into a Transition Services Agreement with Noble-Cayman pursuant to which Noble-Cayman provides, on a transitional basis, certain administrative and other assistance, generally consistent with the services that Noble provided to us before the separation, and we provide certain transition services to Noble and its subsidiaries. The charges for the transition services are generally intended to allow the party providing the services to fully recover the costs directly associated with providing the services, plus all out-of-pocket costs and expenses, generally without profit. The charges for each of the transition services generally are based on either a pre-determined flat fee or an allocation of the costs incurred, including certain fees and expenses of third-party service providers.

Transition Services Agreement (Brazil)

On July 31, 2014, we and Noble-Cayman and certain other subsidiaries of Noble entered into a Transition Services Agreement (and a related rig charter) pursuant to which we will provide certain transition services to Noble and its subsidiaries in connection with Noble’s Brazil operations. We will continue to provide both rig-based and shore-based support services in respect of Noble’s remaining business through the term of Noble’s existing rig contracts. Noble-Cayman will compensate us on a cost-plus basis for providing such services and also indemnify us for liabilities arising out of the services agreement. This agreement will terminate when the last of the Noble semisubmersibles working in Brazil finish the existing contract, which is expected to occur in 2016.

Note 8—Segment and Related Information

At June 30, 2014, our Predecessor’s contract drilling operations were reported as a single reportable segment, Contract Drilling Services, which reflects how our Predecessor’s business was managed, and the fact that all of our Predecessor’s drilling fleet was dependent upon the worldwide oil industry. The mobile offshore drilling units that comprised our Predecessor’s offshore rig fleet operated in a single, global market for contract drilling services and were often redeployed globally due to changing demands of our customers, which consisted largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. Our Predecessor’s contract drilling services segment conducted contract drilling operations in the United States, Mexico, Brazil, North Sea, West Africa, Middle East, and India.

Note 9—Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, which amends FASB Accounting Standards Codification (“ASC”) Topic 205, “Presentation of Financial Statements” and ASC Topic 360, “Property, Plant, and Equipment.” This ASU alters the definition of a discontinued operation to cover only asset disposals that are a strategic shift with a major effect on an entity’s operations and finances, and calls for more extensive disclosures about a discontinued operation’s assets, liabilities, income and expenses. The guidance is effective for all disposals, or classifications as held-for-sale, of components of an entity that occur within annual periods beginning on or after December 15, 2014. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In May 2014, the FASB issued ASU No. 2014-09, which amends ASC Topic 606, “Revenue from Contracts with Customers.” The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In June 2014, the FASB issued ASU No. 2014-12, which amends ASC Topic 718, “Compensation-Stock Compensation.” The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. The guidance is effective for annual periods beginning after December 15, 2015. The guidance can be applied prospectively for all awards granted or modified after the effective date or retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Note 10—Net Change in Other Assets and Liabilities

The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Six months ended
	June 30,
	2014	2013
Accounts receivable	$(8,003)	$(92,542)
Other current assets	(6,704)	(1,602)
Other assets	2,962	6,916
Accounts payable	(14,683)	11,186
Other current liabilities	(12,483)	1,237
Other liabilities	(5,249)	(7,064)

	$(44,160)	$(81,869)

Note 11—Related Parties (Including Relationship with Parent and Corporate Allocations)

At June 30, 2014, our Predecessor was managed in the normal course of business by Noble and its subsidiaries. Accordingly, certain shared costs have been allocated to our Predecessor and are reflected as expenses in these financial statements. Our management considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to us for purposes of the carve-out financial statements; however, the expenses reflected in our Predecessor’s financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if our Predecessor had operated as a separate stand-alone entity and may not be indicative of expenses that will be incurred in the future by us.

Allocated costs include, but are not limited to: corporate accounting, human resources, government affairs, information technology, shared real estate expenses, treasury, legal, employee benefits and incentives (excluding allocated postretirement benefits described below in “Employee Benefit Plans,”) and stock-based compensation. Our Predecessor’s allocated costs included in contract drilling services in the accompanying Combined Statements of Income totaled $34.9 million and $69.4 million for the three and six months ended June 30, 2014, respectively, as compared to $41.5 million and $76.0 million for the three and six months ended June 30, 2013. Our Predecessor’s allocated costs included in general, and administrative expenses in the accompanying Predecessor combined statements of income totaled $11.8 million and $24.1 million for the three and six months ended June 30, 2014, respectively, as compared to $13.8 million and $27.5 million for the three and six months ended June 30, 2013. The costs were allocated to our Predecessor using various inputs, such as head count, services rendered, and assets assigned to our Predecessor.

Employee Benefit Plans

During the periods presented in the historical combined financial statements of our Predecessor, most of our employees were eligible to participate in various Noble benefit programs. Our Predecessor’s historical combined financial statements include an allocation of the costs of such employee benefit plans. These costs were allocated based on our employee population for each of the periods presented. We consider the expense allocation methodology and results to be reasonable for all periods presented; however, the allocated costs included in our Predecessor’s historical combined financial statements could differ from amounts that would have been incurred by us if we operated on a stand-alone basis and are not necessarily indicative of costs to be incurred in the future.

We have instituted competitive compensation policies and programs, as well as carried over certain plans as a standalone public company, the expense for which may differ from the compensation expense allocated by Noble in our Predecessor’s historical combined financial statements.

Defined Benefit Plans

At June 30, 2014, Noble sponsored two U.S. noncontributory defined benefit pension plans: one covering salaried employees and the other covering hourly employees, whose initial date of employment are prior to August 31, 2004 (“qualified U.S. plans”), and three non-U.S. noncontributory defined benefit pension plans, two of which were carried over by us, which cover certain Europe-based salaried, non-union employees. Pension benefit expense related to these plans included in the accompanying Predecessor combined statements of income for the three and six months ended June 30, 2014 totaled $2.0 million and $3.7 million, respectively, as compared to $2.6 million and $5.4 million for the three and six months ended June 30, 2013.

Other Benefit Plans

At June 30, 2014, Noble sponsored a 401(k) defined contribution plan and a profit sharing plan, which covered our Predecessor’s employees who are not otherwise enrolled in the above defined benefit plans. Other postretirement benefit expense related to these plans included in the accompanying Predecessor combined statements of income for the three and six months ended June 30, 2014 totaled $0.9 million and $2.0 million, respectively, as compared to $1.1 million and $2.5 million for the three and six months ended June 30, 2013.

Note 12—Subsequent Events

As discussed in Note 1, we completed the Spin-Off from Noble on August 1, 2014. As part of the Spin-Off, we transferred approximately $1.7 billion in cash proceeds from the Senior Notes and Term Loan Facility to Noble as settlement of intercompany notes issued by us to Noble as partial consideration for the Paragon business.

Our effective tax rate will be higher subsequent to the Separation. In July 2014, legislation was enacted by the U.K. government that will restrict deductions on certain related party transactions, such as those relating to the bareboat charter agreements used in connection with our U.K. continental shelf operations. The legislation, enacted in July 2014 and effective retroactively to April 1, 2014, will result in an increase in the effective tax rate on our consolidated operations, and will be shown in our statement of operations beginning in the third quarter of 2014. We estimate that the retroactive impact of this change will result in an increase of approximately $6.0—$8.0 million in income tax expense for the period from April 1, 2014 through June 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations pertain to the Noble Standard-Spec Business (the “Predecessor”), which comprised the entire standard specification drilling fleet and related operations of Noble Corporation plc (“Noble”). The Separation (as defined below) included the transfer to Paragon Offshore plc (together with its subsidiaries, “Paragon,” the “Company,” “we,” “us” or “our”) of the Predecessor, except for six standard specification drilling units, three of which were retained by Noble and three of which were sold by Noble prior to the Separation. Paragon will consolidate the historical financial results of the Predecessor in its consolidated financial statements for all periods prior to the Spin-Off (as defined below). The following discussion should be read in conjunction with the Predecessor’s historical combined financial statements and related notes contained in this Quarterly Report on Form 10-Q and our combined financial statements and notes thereto included in our registration statement on Form-10 information statement.

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding contract backlog, fleet status, our financial position, business strategy, taxes, timing or results of acquisitions or dispositions, repayment of debt, borrowings under our credit facilities or other instruments, completion, delivery dates and acceptance of our newbuild rigs, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, construction and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to operating hazards and delays, risks associated with the ability to consummate future restructurings, operations outside the U.S., actions by regulatory authorities, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, costs and difficulties relating to the integration of businesses, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, violations of anti-corruption laws, hurricanes and other weather conditions and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in this quarterly report on Form 10-Q, Part I, Item 1A. “Risk Factors” of our registration statement on Form 10 as filed with the SEC on July 14, 2014 and in our other filings with SEC. We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

Separation from Noble

On June 30, 2014, Paragon Offshore Limited was an indirect wholly owned subsidiary of Noble incorporated under the laws of England and Wales. On July 17, 2014, Paragon Offshore Limited re-registered under the Companies Act 2006 as a public limited company under the name of Paragon Offshore plc.

Subsequent to June 30, 2014, Noble transferred to us the assets and liabilities (the “Separation”) constituting most of Noble’s standard specification drilling units and related assets, liabilities and business. On August 1, 2014, Noble made a pro rata distribution to its shareholders of all of our issued and outstanding ordinary shares (the “Distribution” and, collectively with the Separation, the “Spin-Off”). In connection with the Distribution, Noble shareholders received one ordinary share of Paragon for every three ordinary shares of Noble owned. Noble owned 84.8 million ordinary shares of Paragon as of July 23, 2014, Noble’s record date for the Distribution. We will consolidate the historical financial results of the Predecessor in our consolidated financial statements for all periods prior to the Spin-Off.

Our Predecessor’s historical combined financial statements may also not be reflective of what our results of operations, effective tax rate, comprehensive income, financial position, equity or cash flows might be in the future as a standalone public company as a result of the matters discussed below:

Centralized Support Functions

Our Predecessor’s historical combined financial statements include expense allocations for certain support functions that were provided on a centralized basis within Noble, including, but not limited to, general corporate expenses related to communications, corporate administration, finance, legal, information technology, human resources, compliance, and employee benefits and incentives. These allocated costs are not necessarily indicative of the costs that we would incur in the future as a standalone public company. Following the spin-off, Noble will continue to provide us with some of the services related to these functions on a transitional basis pursuant to a transition services agreement relating to our business, and we expect to incur other costs to replace the services and resources that will not be provided by Noble. Please read Paragon Offshore plc Spin-off transaction within the “Commitments and Contingencies” footnote to the “Predecessor Combined Financial Statements” for additional information on such transition services agreement.

During the period that Noble will provide services to us pursuant to such transition services agreement, we expect to incur higher costs for certain services than the allocated costs included in our Predecessor’s historical combined financial statements as we will incur additional expenses to continue staffing our organization to perform such functions internally in addition to the amounts we will pay Noble for such services.

Taxes

Income Taxes

The operations of our business have been included in the consolidated U.S. federal income tax return and certain foreign income tax returns of Noble. The income tax provisions and related deferred tax assets and liabilities that have been reflected in our Predecessor’s historical combined financial statements have been computed as if our Predecessor were a separate taxpayer using the separate return method. These amounts are not necessarily indicative of what our income tax provisions and related deferred tax assets and liabilities will be in the future following the completion of the Spin-Off. We entered into a tax sharing agreement with Noble on July 31, 2014 that will govern the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.

Our effective tax rate will be higher subsequent to the Separation primarily for the following reasons. First, prior to the Spin-Off, Noble restructured certain aspects of our business to effect the Separation. This restructuring resulted in significant tax inefficiencies for our business and operations, including our inability to deduct interest expense with respect to borrowings under the Term Loan Facility and Senior Notes and ownership of certain of our assets in structures subject to higher tax rates than prior to the restructuring.

Second, in July 2014, legislation was enacted by the U.K. government that will restrict deductions on certain intercompany transactions, such as those relating to the bareboat charter agreements used in connection with our U.K. continental shelf operations. These bareboat charter agreements are common within the offshore drilling industry. The legislation, enacted in July 2014 and effective retroactively to April 1, 2014, will result in an increase in our income taxes in the U.K. We estimate that the retroactive impact of this change will result in an increase of approximately $6.0 - $8.0 million in income tax expense for the period from April 1, 2014 through June 30, 2014. In addition, we expect that the new legislation will increase the effective tax rate on our consolidated operations beginning in the third quarter of 2014. We are actively reviewing our overall structure to better align it with our business objectives as a standalone company.

Other Contingencies

Petrobras has notified us, along with other industry participants that it is currently challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during the years 2008 and 2009 totaling $118.0 million, of which $36.0 million is subject to indemnity by Noble. Petrobras has also notified us that if Petrobras is ultimately assessed and must pay such withholding taxes, it will seek reimbursement from us. We believe that we are contractually indemnified by Petrobras for these amounts and dispute any basis for Petrobras to obtain such reimbursement. We have notified Petrobras of our position. We will, if necessary, vigorously defend our rights. If we were required to pay such reimbursement, however, the amount of such reimbursement could be substantial and could have a material adverse effect on our financial condition, results of operations and cash flows. See Note 7 “Commitments and Contingencies” to our “Combined Financial Statements” included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Compensation and Benefit Plan Matters

During the periods presented in the historical combined financial statements of our Predecessor, most of our emp1oyees were eligible to participate in various Noble benefit programs. Our Predecessor’s historical combined financial statements include an allocation of the costs of such employee benefit plans. These costs were allocated based on our employee population for each of the periods presented. The allocated costs included in our Predecessor’s historical combined financial statements could differ from amounts that would have been incurred by us if we operated on a stand-alone basis and are not necessarily indicative of costs to be incurred in the future.

We have instituted competitive compensation policies and programs, as well as carried over several plans as a standalone public company, the expense for which may differ from the compensation expense allocated by Noble in our Predecessor’s historical combined financial statements.

Public Company Expenses

As a result of the Spin-Off, we became subject to the reporting requirements of the Exchange Act and the Sarbanes Oxley Act. We are required to establish procedures and practices as a standalone public company in order to comply with our obligations under those laws and the related rules and regulations. As a result, we expect to incur approximately $8 million of additional costs annually, for functions including external and internal audit, investor relations, share administration and regulatory compliance. The amount of these expenses will exceed the amount historically allocated to us from Noble for these types of expenses.

Overview

The business environment for offshore drillers during the first six months of 2014 has been challenging. While the price of Brent crude oil, a key factor in determining customer activity levels, remained generally steady throughout the period, there has been a decrease in contractual activity. Many offshore drilling industry analysts project a decrease in the rate of global offshore exploration and development spending relative to previous years. In addition, according to RigLogix, as of August 27, 2014, 136 jackup drilling rigs were under construction or on order, which could negatively impact the contracting environment as these rigs enter the market. While we believe the short-term outlook has downside risks, we continue to have confidence in the long-term fundamentals for the industry. These fundamental factors include stable crude oil prices, strong exploration results, geographic expansion of offshore drilling activities, a growing backlog of multi-year field development programs and greater access by our customers to promising offshore regions, as evidenced by energy reform legislation in Mexico that could potentially lead to an increase in drilling activity in Mexican waters.

During the recent period of high utilization and high dayrates, industry participants have increased the supply of drilling rigs by building new drilling rigs. Historically, this has often resulted in an oversupply of drilling rigs and has caused a subsequent decline in utilization and dayrates when new drilling rigs have entered the market, which has sometimes continued for extended periods of time. The increase in supply created by the number and types of rigs being built, as well as changes in our competitors’ drilling rig fleets, could intensify price competition and require higher capital investment to keep our rigs competitive. A number of customers are drilling more wells that require rigs with higher specification than many of our rigs. Our proforma contract drilling backlog as of June 30, 2014 was down by approximately 20% as compared to March 31, 2014, due to the industry wide decrease in the contractual activity.

Paragon Contract Drilling Services Backlog

We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth, as of June 30, 2014, the amount of our pro forma contract drilling services backlog and the percent of available operating days committed for the periods indicated:

	For the Years Ending December 31
	Total	2014*	2015	2016	2017	2018
		(dollars in millions)
Floaters (1)	$1,101	$292	$443	$255	$111	$—
Jackups (2)	1,170	561	508	99	2	—

Total(3)(4)	$2,271	$853	$951	$354	$113	$—

Percent of available days committed (5)		70%	35%	10%	2%	0%

*	Represents a six-month period beginning July 1, 2014.

(1)	Our drilling contracts with Petrobras provide an opportunity for us to earn performance bonuses based on reaching targets for downtime experienced for our rigs operating offshore Brazil, for which we have included in our backlog an amount equal to 50% of potential performance bonuses for such rigs, or $64 million.
(2)	Pemex has the ability to cancel its drilling contracts on 30 days or less notice without Pemex’s making an early termination payment. At June 30, 2014, we had ten rigs contracted to Pemex, and our backlog included approximately $308 million related to such contracts.
(3)	Some of our drilling contracts provide the customer with certain early termination rights.
(4)	Excludes approximately $136 million of total backlog related to two jackups and one floater that will be retained by Noble.
(5)	Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period, or committed days, by the product of the total number of our rigs, including cold-stacked rigs, and the number of calendar days in such period. Committed days do not include the days that a rig is stacked or the days that a rig is expected to be out of service for significant overhaul repairs or maintenance.

Our pro forma contract drilling services backlog typically reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to realize. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. As of June 30, 2014, our pro forma contract drilling services backlog did not include any letters of intent.

We calculate backlog for any given unit and period by multiplying the full contractual operating dayrate for such unit by the number of days remaining in the period. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling services revenues, amounts constituting reimbursables from customers or amounts attributable to uncommitted option periods under drilling contracts.

The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the pro forma backlog amounts and pro forma backlog periods set forth in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, achievement of bonuses, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the pro forma backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our pro forma backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. In addition, we generally do not expect to re-contract our floaters, which accounted for 48% of our pro forma backlog at June 30, 2014, until late in their contract terms. Due to the higher dayrates earned by our floaters, until these rigs are re-contracted, our total pro forma backlog is expected to decline.

Results of Operations

As part of Noble, our Predecessor has not operated on a standalone basis. When the term “we” or “our” is used in the following discussion, the reference is to the historical operations of our Predecessor, which includes rigs retained by Noble or sold by Noble prior to the Distribution.

For the Three Months Ended June 30, 2014 and 2013

Rig Utilization, Operating Days and Average Dayrates

Operating results for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days, and dayrates. The following table sets forth the average rig utilization, operating days, and average dayrates for our rig fleet for the three months ended June 30, 2014 (the “Current Quarter”) and for the three months ended June 30, 2013 (the “Comparable Quarter”):

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	2014	2013	2014	2013	% Change	2014	2013	% Change
						(dollars in thousands)
Jackups	76%	91%	2,492	3,048	-18%	$113,125	$102,550	10%
Floaters	78%	62%	637	506	26%	283,221	260,151	9%

Total	75%	80%	3,129	3,554	-12%	$147,752	$124,990	18%

(1)	We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold-stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.
(2)	Information reflects the number of days that our rigs were operating under contract.

The following table sets forth the operating results of our Predecessor for the three months ended June 30, 2014 and 2013:

			Change
	2014	2013	$	%
	(dollars in thousands)
	(unaudited)
Operating Revenues
Contract drilling services	$462,334	$444,208	$18,126	4%
Labor contract drilling services	8,146	8,902	(756)	-8%
Reimbursables/Other (1)	8,477	11,835	(3,358)	-28%

	478,957	464,945	14,012	3%

Operating costs and expenses:
Contract drilling services	222,317	226,281	(3,964)	-2%
Labor contract drilling services	6,223	6,033	190	3%
Reimbursables (1)	5,224	9,053	(3,829)	-42%
Depreciation and amortization	112,536	101,897	10,639	10%
General and Administrative	12,683	15,538	(2,855)	-18%

	358,983	358,802	181	0%

Operating Income (2)	$119,974	$106,143	$13,831	13%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
(2)	The rigs retained and sold by Noble represent revenues of $42.4 and $54.0 million for the three months ended June 30, 2014 and 2013 respectively. The expenses for these same periods are $29.7 and $36.4 million respectively.

Contract Drilling Services Operating Revenues—Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter were driven by an increase in average dayrates, partially offset by a decrease in operating days. The 18 percent increase in average dayrates increased revenue by $71 million but the 12% decrease in operating days decreased revenue by $53 million.

The increase in contract drilling services revenues was driven by our floaters, which generated approximately $49 million more revenue in the Current Quarter. The increase in revenue from our floaters was partially offset by a $31 million decrease in revenue from our jackups.

The increase in floater revenues in the Current Quarter was driven by a 26 percent increase in operating days coupled with a 9 percent increase in average dayrates which resulted in a $34 million and a $15 million increase in revenues, respectively, from the comparable quarter. The increase in both average dayrates and operating days was the result of the Noble Roger Eason returning to full operations during the Current Quarter after receiving a reduced rate while in the shipyard to undergo its reliability upgrade project during the Comparable Quarter. The increase in average dayrates was also driven by the Noble Driller, which received higher day rates, but was retained by Noble after the Separation.

The decrease in jackup revenues in the Current Quarter was driven by an 18 percent decrease in operating days, which was offset by a 10 percent increase in jackup average dayrates resulting in a $57 million decrease and $26 million increase in revenues, respectively from the Comparable Quarter. The increase in average dayrates resulted from improved market conditions in the global shallow water market. The decrease in operating days was driven by the Noble Gus Androes, Noble Gene Rosser, Noble Charlie Yester and Noble David Tinsley, which were off contract in the Current Quarter but experienced full utilization during the Comparable Quarter, coupled with increased shipyard time on the Noble Percy Johns and Noble Ed Noble during the Current Quarter. Additionally, the Noble Lewis Dugger, which was sold in July 2013, was fully utilized during the Comparable Quarter.

Contract Drilling Services Operating Costs and Expenses—Contract drilling services operating costs and expenses remained consistent in the Current Quarter as compared to the Comparable Quarter.

Labor Contract Drilling Services Operating Revenues and Costs and Expenses—The decline in revenues associated with our Canadian labor contract drilling services were primarily related to fluctuations in foreign currency exchange rates. Expenses associated with our labor contract drilling services remained relatively constant.

Depreciation and Amortization—The $11 million increase in depreciation and amortization in the Current Quarter from the Comparable Quarter was primarily attributable to completion of the Noble Roger Eason shipyard upgrade which was completed during the fourth quarter of 2013 and the rig went back into service in 2013.

General and Administrative—The decrease in general and administrative expenses of our Predecessor related to the sales of the Noble Lewis Dugger (July 2013), Noble Lester Pettus (January 2014), and Noble Joe Alford (January 2014), which affected the various inputs used for the allocation of costs to our Predecessor in the Current Quarter as compared to the Comparable Quarter.

Other Expenses

Income tax provision—Income tax expense for the Predecessor for the Current Quarter remained consistent with the Comparable Quarter as the impact on income tax expense resulting from the increase in revenues was offset by the geographic mix of earnings in more tax efficient jurisdictions.

For the Six Months Ended June 30, 2014 and 2013

Rig Utilization, Operating Days and Average Dayrates

Operating results for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the six months ended June 30, 2014 (the “Current Period”) and for the six months ended June 30, 2013 (the “Comparable Period”):

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	2014	2013	2014	2013	% Change	2014	2013	% Change
						(dollars in thousands)
Jackups	80%	91%	5,193	6,106	-15%	$112,717	$100,136	13%
Floaters	78%	65%	1,267	1,058	20%	291,184	251,596	16%

Total	77%	81%	6,460	7,164	-10%	$147,718	$122,508	21%

(1)	We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold-stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.
(2)	Information reflects the number of days that our rigs were operating under contract.

The following table sets forth the operating results for our Predecessor for the six months ended June 30, 2014 and 2013:

			Change
	2014	2013	$	%
	(dollars in thousands)
	(unaudited)
Operating Revenues
Contract drilling services	$954,297	$877,619	$76,678	9%
Labor contract drilling services	16,357	17,684	(1,327)	-8%
Reimbursables/Other (1)	22,893	23,712	(819)	-3%

	993,547	919,015	74,532	8%

Operating costs and expenses:
Contract drilling services	448,780	451,124	(2,344)	-1%
Labor contract drilling services	12,436	11,746	690	6%
Reimbursables (1)	15,850	17,597	(1,747)	-10%
Depreciation and amortization	223,120	200,601	22,519	11%
General and Administrative	25,928	31,003	(5,075)	-16%
Gain on contract settlements / extinguishments	—	(1,800)	1,800

	726,114	710,271	15,843	2%

Operating Income (2)	$267,433	$208,744	$58,689	28%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
(2)	The rigs retained and sold by Noble represent revenues of $100.9 and $103.2 million for the six months ended June 30, 2014 and 2013 respectively. The expenses for these same periods are $61.1 and $69.7 million respectively.

Contract Drilling Services Operating Revenues—Changes in contract drilling services revenues for the Current Period as compared to the Comparable Period were driven by an increase in average dayrates, partially offset by a decrease in operating days. The 21 percent increase in average dayrates increased revenue by $163 million but the 10% decrease in operating days decreased revenue by $86 million.

The increase in contract drilling services revenues was driven by our floaters, which generated approximately $103 million more revenue in the Current Period. The increase in revenue from our floaters was partially offset by a $26 million decrease in revenue from our jackups.

The increase in floater revenues in the Current Period was driven by a 20 percent increase in operating days coupled with a 16 percent increase in average dayrates which resulted in a $53 million and a $50 million increase in revenues, respectively, from the Comparable Period. The increase in both average dayrates and operating days was the result of the Noble Roger Eason returning to full operations during the Current Period, after receiving a reduced rate while in the shipyard to undergo its reliability upgrade project during the Comparable Period. The increase in average dayrates was also driven by the Noble Driller, which received a higher dayrate after starting a new contract but was retained by Noble after the Separation.

The 15 percent decrease in jackup operating days resulted in a $91 million decrease in revenues, offset by a 13 percent increase in jackup average dayrates resulted in a $65 million increase in revenues, resulting in a $26 million decrease in revenues from the Comparable Period. The increase in average dayrates resulted from improved market conditions in the global shallow water market. The decrease in operating days was driven by the Noble Gus Androes, Noble Gene Rosser, and Noble Charlie Yester, which were off contract in the Current Period but experienced full utilization during the Comparable Period, coupled with increased shipyard time on the Noble Percy Johns and Noble Ed Noble during the Current Period. Additionally, the Noble Lewis Dugger, which was sold in July 2013, was fully utilized during the Comparable Period.

Contract Drilling Services Operating Costs and Expenses—Contract drilling services operating costs and expenses remained consistent in the Current Quarter as compared to the Comparable Quarter.

Labor Contract Drilling Services Operating Revenues and Costs and Expenses—The decline in revenues associated with our Canadian labor contract drilling services were primarily related to fluctuations in foreign currency exchange rates. Expenses associated with our labor contract drilling services remained relatively constant.

Depreciation and Amortization—The $22 million increase in depreciation and amortization in the Current Period was primarily attributable to completion of the Noble Roger Eason shipyard upgrade. This upgrade was completed during the fourth quarter of 2013 and the rig went back into service in 2013.

General and Administrative—The decrease in general and administrative expenses of our Predecessor related to the sales of the Noble Lewis Dugger (July 2013), Noble Lester Pettus (January 2014), and Noble Joe Alford (January 2014), which affected the various inputs used for the allocation of costs to our Predecessor in the Current Quarter as compared to the Comparable Quarter.

Other Expenses

Income tax provision—Income tax expense for the Predecessor for the Current Period remained consistent with the Comparable Period as the impact on income tax expense resulting from the increase in revenues was offset by the geographic mix of earnings in more tax efficient jurisdictions.

Liquidity and Capital Resources

In connection with the Separation, we have entered into a revolving credit agreement, a term loan agreement and a senior note indenture that contain customary covenants relating to, among other things, the incurrence of additional indebtedness, dividends and other restricted payments and mergers, consolidations or the sale of substantially all of our assets.

We expect our primary sources of liquidity in the future will be cash generated from operations, our revolving credit facility and any future financing arrangements, if necessary. Our principal uses of liquidity will be to fund our working capital and capital expenditures, including major projects, upgrades and replacements to drilling equipment, to service our outstanding indebtedness and to pay future dividends. Our working capital and capital expenditure requirements have historically been part of the corporate-wide cash management program for Noble. As part of such program, Noble periodically swept all available cash from our operating accounts until June 30, 2014. Prior to the Distribution, Noble delivered to us $40 million in cash to increase our working capital.

After June 30, 2014, we have been solely responsible for the provision of funds to finance our working capital and other cash requirements. We believe our liquidity will be sufficient to fund our operations for at least the next 12 months. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flows from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to reduce or delay our capital expenditures, sell assets, refrain from paying or reduce the amount of any dividends, obtain additional debt or equity or refinance all or a portion of our debt.

Financial Resources and Liquidity

Predecessor

The table below sets forth our Predecessor’s summary cash flow information for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(unaudited) (dollars in thousands)
Cash flows provided by (used in):
Operating activities	$405,688	$285,995
Investing activities	(90,523)	(221,390)
Financing activities	(319,058)	(89,191)

Changes in cash flows from operating activities from period to period are primarily driven by changes in net income. Changes in cash flows from investing activities are dependent upon our Predecessor’s level of capital expenditures which vary based on the timing of projects, while changes in cash flows from financing activities from period to period are based on activity under Noble’s commercial paper program and credit facilities and investments to and from Parent.

Paragon

Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;

•	committed capital expenditures;

•	discretionary capital expenditures, including various capital upgrades;

•	dividends;

•	reduction of outstanding debt;

•	share repurchases; and

•	acquisitions.

We currently expect to fund these cash flow needs with cash generated by our operations, cash on hand, borrowings under future credit facilities, potential issuances of long-term debt, or asset sales.

At June 30, 2014, we had a total pro forma contract drilling services backlog of approximately $2.3 billion. Our pro forma backlog as of June 30, 2014 reflects a commitment of 70 percent of available days for the remainder of 2014 and 35 percent of available days for 2015. For additional information regarding our pro forma backlog, see “Pro Forma Contract Drilling Services Backlog.”

Capital Expenditures

Our primary use of available liquidity during 2014 is for capital expenditures. Capital expenditures, including maintenance, rig reactivations, major projects and upgrades to our fleet, totaled $111 million during the six months ended June 30, 2014 and $216 million during the six months ended June 30, 2013. Capital expenditures considered necessary to sustain the capabilities of the fleet were $43 million for the six months ended June 30, 2014. Capital expenditures for the six months ended June 30, 2013 included $110 million related to upgrade projects on drillships in Brazil, which we completed in 2013. As of June 30, 2014, we had approximately $102 million in capital commitments related to ongoing major projects, upgrades and replacements to drilling equipment, all of which we expect to spend within the next twelve months. Capital commitments include all open purchase orders issued to vendors to procure capital equipment.

From time to time we consider possible projects that would require expenditures that are not included in our capital budget, and such unbudgeted expenditures could be significant. In addition, we will continue to evaluate acquisitions of drilling units from time to time. Other factors that could cause actual capital expenditures to materially exceed plan include delays and cost overruns in shipyards (including costs attributable to labor shortages), shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, changes in governmental regulations and requirements and changes in design criteria or specifications during repair or construction.

New Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, which amends FASB Accounting Standards Codification (“ASC”) Topic 205, “Presentation of Financial Statements” and ASC Topic 360, “Property, Plant, and Equipment.” This ASU alters the definition of a discontinued operation to cover only asset disposals that are a strategic shift with a major effect on an entity’s operations and finances, and calls for more extensive disclosures about a discontinued operation’s assets, liabilities, income and expenses. The guidance is effective for all disposals, or classifications as held-for-sale, of components of an entity that occur within annual periods beginning on or after December 15, 2014. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In May 2014, the FASB issued ASU No. 2014-09, which amends ASC Topic 606, “Revenue from Contracts with Customers.” The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In June 2014, the FASB issued ASU No. 2014-12, which amends ASC Topic 718, “Compensation-Stock Compensation.” The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. The guidance is effective for annual periods beginning after December 15, 2015. The guidance can be applied prospectively for all awards granted or modified after the effective date or retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

PARAGON OFFSHORE PLC

UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

On June 30, 2014, Paragon Offshore Limited was an indirect wholly owned subsidiary of Noble Corporation plc (“Noble”) incorporated under the laws of England and Wales. On July 17, 2014, Paragon Offshore Limited re-registered under the Companies Act 2006 as a public limited company under the name of Paragon Offshore plc (together with its subsidiaries, “Paragon,” the “Company,” “we,” “us” or “our”).

Subsequent to June 30, 2014, Noble transferred to us the assets and liabilities (the “Separation”) constituting most of Noble’s standard specification drilling units and related assets, liabilities and business. On August 1, 2014, Noble made a pro rata distribution to its shareholders of all of our issued and outstanding ordinary shares (the “Distribution” and, collectively with the Separation, the “Spin-Off”). In connection with the Distribution, Noble shareholders received one ordinary share of Paragon for every three ordinary shares of Noble owned. Noble owned 84.8 million ordinary shares of Paragon as of July 23, 2014, Noble’s record date for the Distribution.

The historical financial information contained in this report relates to periods that ended prior to the Spin-Off. Consequently, the unaudited combined financial statements and related discussion of financial condition and results of operations contained in this report pertain to the Noble Standard-Spec Business (the “Predecessor”), which comprised the entire standard specification drilling fleet and related operations of Noble. The Separation included the transfer to us of the Predecessor, except for six standard specification drilling units, three of which were retained by Noble and three of which were sold by Noble prior to the Separation (collectively, the “Excluded Assets”). We will consolidate the historical financial results of the Predecessor in our consolidated financial statements for all periods prior to the Spin-Off.

We are a pure-play global provider of standard specification offshore drilling rigs and includes 34 jackups and eight floaters (five drillships and three semisubmersibles), and one floating production storage and offloading unit (“FPSO”). We refer to our semisubmersibles and drillships collectively as “floaters.” We also operate the Hibernia platform offshore of Canada. Our primary business is to contract our drilling rigs, related equipment and work crews to conduct oil and gas drilling and workover operations for our exploration and production customers on a dayrate basis around the world.

Set forth below are our unaudited pro forma combined balance sheet as of June 30, 2014 and our unaudited pro forma combined statements of operations for the six months ended June 30, 2014 and 2013. Our unaudited pro forma combined financial data have been derived by adjusting the historical combined financial statements of our Predecessor.

At the Separation, our fleet consisted of 34 jackups, five drillships, three semisubmersibles and one floating production storage and offloading unit, as well as the Hibernia platform operations.

The following unaudited pro forma combined financial information sets forth:

a)	the historical financial information of our Predecessor as of June 30, 2014 and for the six months ended June 30, 2014 and 2013, as derived from the unaudited combined financial statements of our Predecessor; and

b)	the unaudited pro forma combined financial statements of Paragon assuming a) the transfer of our Predecessor (less the Excluded Assets) to us in exchange for our shares and intercompany indebtedness in an aggregate principal amount of approximately $1.7 billion and b) repayment of the intercompany indebtedness to Noble using the proceeds from the $1.7 billion of indebtedness under the Term Loan Facility and the Debt Securities from unaffiliated third-parties and lenders.

The pro forma adjustments applied in the unaudited pro forma combined financial statements are based upon currently available information and certain estimates and assumptions, and actual results may differ from the pro forma adjustments. However, we believe that these estimates and assumptions provide a reasonable basis for presenting the significant effects of the contemplated transactions and that the pro forma adjustments are factually supportable and give appropriate effect to those estimates and assumptions.

As a result of the Distribution, we became subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act. We are required to establish procedures and practices as a standalone public company in order to comply with our obligations under those laws and the related rules and regulations. As a result, we expect to incur approximately $8 million of incremental annual expenses related to being a public company, including internal and external audit, investor relations, share administration and regulatory compliance costs. The amount of these expenses will exceed the amount historically allocated to us from Noble for these types of expenses. No pro forma adjustments have been made for these incremental public company expenses.

The unaudited pro forma combined financial statements are presented for comparative purposes only and may not necessarily be indicative of what our actual financial position or results of operations would have been as of, and for, the period presented, nor does it purport to represent our future financial position or results of operations.

You should read our unaudited pro forma combined financial statements and the accompanying notes in conjunction with our Predecessor combined financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for our fiscal quarter ended June 30, 2014 and the financial and other information appearing elsewhere in this report.

PARAGON OFFSHORE PLC

UNAUDITED PRO FORMA

COMBINED BALANCE SHEET AS OF JUNE 30, 2014

(In thousands)

		Excluded or
		disposed				Paragon
	Predecessor	standard-spec	Pre-financing	Financing	Separation	Offshore
	Historical	assets	subtotal	Adjustments	adjustments	Pro Forma
		Note 1		Note 2	Note 3
ASSETS
Current assets
Cash and cash equivalents	$32,688	$—	$32,688	$—	$40,000	$72,688
Accounts receivable	364,244	(40,965)	323,279	—	—	323,279
Prepaid and other current assets	57,886	(3,680)	54,206	—	55,315	109,521

Total current assets	454,818	(44,645)	410,173	—	95,315	505,488
Property and equipment, at cost	6,171,698	(686,748)	5,484,950	—	—	5,484,950
Accumulated depreciation	(2,809,195)	207,974	(2,601,221)	—	—	(2,601,221)

Property and equipment, net	3,362,503	(478,774)	2,883,729	—	—	2,883,729
Other assets	72,837	(15,405)	57,432	33,223	4,807	95,462

Total assets	$3,890,158	$(538,824)	$3,351,334	$33,223	$100,122	$3,484,679

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$123,249	$(6,911)	$116,338	$—	$—	$116,338
Accrued payroll and related costs	54,186	(4,947)	49,239	—	—	49,239
Other current liabilities	35,547	—	35,547	—	80,226	115,773

Total current liabilities	212,982	(11,858)	201,124	—	80,226	281,350
Long-term debt	2,268,613	—	2,268,613	(541,863)	—	1,726,750
Deferred income taxes	97,063	—	97,063	—	(18,107)	78,956
Other liabilities	82,792	—	82,792	—	23,826	106,618

Total liabilities	2,661,450	(11,858)	2,649,592	(541,863)	85,945	2,193,674

Commitments and contingencies
Shareholders’ equity
Shares	—	—	—	—	848	848
Additional paid-in capital	—	—	—	—	1,330,120	1,330,120
Net parent investment	1,228,687	(526,966)	701,721	575,086	(1,276,807)	—
Accumulated other comprehensive loss	21	—	21	—	(39,984)	(39,963)

Total equity	1,228,708	(526,966)	701,742	575,086	14,177	1,291,005

Total liabilities and equity	$3,890,158	$(538,824)	$3,351,334	$33,223	$100,122	$3,484,679

See accompanying notes to the unaudited pro forma combined financial statements.

PARAGON OFFSHORE PLC

UNAUDITED PRO FORMA

COMBINED STATEMENT OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(In thousands, except net income per share)

		Excluded or
		disposed			Paragon
	Predecessor	standard-spec	Pre-financing	Financing	Offshore
	Historical	assets	subtotal	adjustments	Pro Forma
		Note 1		Note 2
Operating revenues
Contract drilling services	$954,297	$(97,591)	$856,706	$—	$856,706
Reimbursables	22,893	(3,391)	19,502	—	19,502
Labor contract drilling services	16,357	—	16,357	—	16,357

	993,547	(100,982)	892,565	—	892,565
Operating costs and expenses
Contract drilling services	448,780	(34,387)	414,393	—	414,393
Reimbursables	15,850	(2,020)	13,830	—	13,830
Labor contract drilling services	12,436	—	12,436	—	12,436
Depreciation and amortization	223,120	(22,282)	200,838	—	200,838
General and administrative	25,928	(2,422)	23,506	—	23,506

	726,114	(61,111)	665,003	—	665,003

Operating income	267,433	(39,871)	227,562	—	227,562
Other income (expense)
Interest expense, net of amount capitalized	(6,272)	—	(6,272)	(47,772)	(54,044)
Interest income and other, net	525	—	525	—	525

Income before income taxes	261,686	(39,871)	221,815	(47,772)	174,043
Income tax provision	(42,075)	3,204	(38,871)	—	(38,871)

Net income	$219,611	$(36,667)	$182,944	$(47,772)	$135,172

Net income per share
Basic	N/A	N/A	N/A	N/A	$1.59
Diluted	N/A	N/A	N/A	N/A	$1.59
Weighted-average shares outstanding
Basic	N/A	N/A	N/A	N/A	84,753
Diluted	N/A	N/A	N/A	N/A	84,753

See accompanying notes to the unaudited pro forma combined financial statements.

PARAGON OFFSHORE PLC

UNAUDITED PRO FORMA

COMBINED STATEMENT OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(In thousands, except net income per share)

		Excluded or
		disposed			Paragon
	Predecessor	standard-spec	Pre-financing	Financing	Offshore
	Historical	assets	subtotal	adjustments	Pro Forma
		Note 1		Note 2
Operating revenues
Contract drilling services	$877,619	$(100,885)	$776,734	$—	$776,734
Reimbursables	23,646	(2,310)	21,336	—	21,336
Labor contract drilling services	17,684	—	17,684	—	17,684
Other revenues	66	—	66	—	66

	919,015	(103,195)	815,820	—	815,820
Operating costs and expenses
Contract drilling services	451,124	(41,879)	409,245	—	409,245
Reimbursables	17,597	(1,848)	15,749	—	15,749
Labor contract drilling services	11,746	—	11,746	—	11,746
Depreciation and amortization	200,601	(22,723)	177,878	—	177,878
General and administrative	31,003	(3,260)	27,743	—	27,743
Gain on contract settlements/extinguishments	(1,800)	—	(1,800)	—	(1,800)

	710,271	(69,710)	640,561	—	640,561

Operating income	208,744	(33,485)	175,259	—	175,259
Other income (expense)
Interest expense, net of amount capitalized	(2,235)	—	(2,235)	(51,809)	(54,044)
Interest income and other, net	224	(121)	103	—	103

Income before income taxes	206,733	(33,606)	173,127	(51,809)	121,318
Income tax provision	(41,618)	2,720	(38,898)	—	(38,898)

Net income	$165,115	$(30,886)	$134,229	$(51,809)	$82,420

Net income per share
Basic	N/A	N/A	N/A	N/A	$0.97
Diluted	N/A	N/A	N/A	N/A	$0.97
Weighted-average shares outstanding
Basic	N/A	N/A	N/A	N/A	84,753
Diluted	N/A	N/A	N/A	N/A	84,753

See accompanying notes to the unaudited pro forma combined financial statements.

Note 1. Removal of Excluded or Disposed Standard-Spec Assets Adjustments

The pro forma adjustments included in the accompanying unaudited pro forma combined financial statements include adjustments to assets, liabilities, revenues and costs that are specifically identifiable or have been allocated directly to the Excluded Assets. Shareholders’ equity for the Excluded Assets represents our Predecessor’s interest in the recorded net assets of the Excluded Assets and cumulative operating results.

General and Administrative Expenses

The Excluded Assets received service and support functions from Noble and certain of its subsidiaries. The costs associated with these support functions have been allocated to these rigs relative to Noble in its entirety, which is considered to be the most meaningful under the circumstances. The costs were allocated using various inputs, such as head count, services rendered and assets assigned to our Predecessor. These costs have been allocated to the Excluded Assets in the same manner they were allocated to our Predecessor.

Income Taxes

A reasonable allocation of income taxes to the Excluded Assets has been made in instances where the operations of the Excluded Assets were included in the filing of a consolidated or combined return of Noble or its subsidiaries.

Note 2. Financing Adjustments

We have adjusted the amounts of long-term debt pushed down to our Predecessor financial statements to reflect the $1.7 billion of long-term debt on the unaudited pro forma combined balance sheet and have included the related interest expense in the three and six months ended June 30, 2014 and June 30, 2013, unaudited pro forma combined statements of operations. This debt comprises $1.08 billion of Senior Notes and $650 million of borrowings under our Term Loan Facility, the proceeds of each of which were used to repay our intercompany indebtedness to Noble as consideration for the Separation. The Senior Notes consisted of $500 million of 6.75% senior notes and $580 million of 7.25% senior notes and mature on July 15, 2022 and August 15, 2024, respectively. The Senior Notes were issued without an original issue discount. Borrowings under the Term Loan Facility bear interest at an adjusted LIBOR rate plus 2.75%, subject to a minimum LIBOR rate of 1% or a base rate plus 1.75%, at our option, and the Term Loan Facility matures in July 2021. The loans under the Term Loan Facility were issued with 0.5% original issue discount. In addition, we have adjusted for issuance costs for the Senior Notes and the Term Loan Facility of approximately $33.2 million, which will be amortized over the term of the associated debt and included in interest expense.

The pro forma adjustments do not include adjustments for capitalized interest for qualifying major projects. The impact of interest expense has not been tax adjusted in the unaudited pro forma combined statement of operations as we do not anticipate recognizing a tax benefit from such interest expense.

Note 3. Other Adjustments

Working Capital Adjustment

Prior to the Distribution, Noble delivered to us $40 million in cash to increase our working capital.

Net Parent Investment

The balance accumulated in “Net parent investment” was reclassified to “Shares” and “Additional paid-in capital” upon the Distribution.

Income Tax Expense, Assets and Liabilities

Income taxes for our Predecessor were prepared on a separate return basis as if our Predecessor had been a standalone company. For purposes of these pro forma financials, adjustments have been made to our Predecessor financial statements to reflect the assets, liabilities and related indemnities which we ultimately will receive from Noble.

Accumulated Other Comprehensive Loss

Currency translation adjustments of $18 million associated with Noble legal entities that were transferred to, and are held by us, after the Separation will be included in “Accumulated other comprehensive loss.” Actuarial losses and prior service costs of $22 million related to Noble-sponsored pension plans and other employee benefit arrangements located in certain countries outside of the United States that were transferred to and held by us after the Separation will be included in “Accumulated other comprehensive loss.” The assets and liabilities related to these pension plans and other employee benefit arrangements will be included in “Other assets” and “Other liabilities.”

Note. 4. Earnings per Share

The calculations of pro forma basic earnings per share and average shares outstanding for the periods presented are based on the number of Noble ordinary shares outstanding at July 23, 2014, adjusted for the distribution ratio of one share of us for every three Noble ordinary shares.

The calculations of pro forma diluted earnings per share and average shares outstanding for the periods presented are also based on the pro forma basic earnings per share and average shares outstanding, as the unvested share-based awards related to our employees are not expected to have a material effect on these calculations. These calculations are not indicative of the dilutive effect of our share-based awards issued in connection with the adjustment of outstanding Noble share-based awards or the grant of new share-based awards in connection with the Spin-Off.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for loss from a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.

Interest Rate Risk

Following the completion of the Separation, a portion of our long-term debt portfolio contains variable rate debt instruments.

For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. Our pro forma interest expense for the six months ended June 30, 2014 after giving effect to the Separation would have been $54.0 million. Holding other variables constant (such as foreign exchange rates and debt levels), a 1% increase in interest rates would have increased our pro forma interest expense for such period by approximately $3.3 million.

Foreign Currency Risk

Although we are a UK company, we define foreign currency as any non-U.S. denominated currency. Our functional currency is primarily the U.S. Dollar, which is consistent with the oil and gas industry. However, outside the United States, a portion of our expenses are incurred in local currencies. Therefore, when the U.S. Dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in U.S. Dollars will increase (decrease).

We are exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currency that are other than the functional currency. To help manage this potential risk, we periodically enter into derivative instruments to manage our exposure to fluctuations in currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure.

Item 4. Controls and Procedures

Randall D. Stilley, President, Chief Executive Officer, and Director of Paragon, and Steven A. Manz, Senior Vice President and Chief Financial Officer of Paragon, have evaluated the disclosure controls and procedures of Paragon as of the end of the period covered by this report. On the basis of this evaluation, Mr. Stilley and Mr. Manz have concluded that Paragon’s disclosure controls and procedures were effective as of June 30, 2014. Paragon’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Paragon in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

The SEC has adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting. Our management, with the participation of our principal executive and principal financial officers, will not be required to evaluate the effectiveness of our internal controls over financial reporting until the filing of our 2015 Annual Report on Form 10-K, due to a transition period established by the SEC rules applicable to new public companies. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 7 of the combined financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

Risk Factors Relating to Our Business

The risk factor below updates and supplements the risk described under Item 1A, “Risk Factors,” in our Registration Statement on Form 10, as amended, that was declared effective on July 16, 2014.

Our effective tax rate as a standalone business will be substantially higher than our effective tax rate as a wholly-owned subsidiary of Noble.

Prior to the Spin-Off, Noble restructured certain aspects of our business to effect our separation from Noble. This restructuring resulted in significant tax inefficiencies for our business and operations following the Spin-Off. These tax inefficiencies include our inability to deduct interest expense with respect to borrowings under our Term Loan Facility and Senior Notes and ownership of certain of our assets in structures subject to higher tax rates than those prior to the restructuring. In addition, in July 2014, legislation was enacted in the U.K. that will restrict deductions on certain related party transactions, such as those relating to the bareboat charter agreements used in connection with our U.K. continental shelf operations. As a result, our effective tax rate as a standalone entity will be substantially higher than our effective tax rate prior to the Spin-Off. If we are unable to address these tax inefficiencies, it could materially adversely affect our business, financial condition and results of operations.

Possible changes in tax laws could affect us and our shareholders.

We operate through various subsidiaries in numerous countries throughout the world. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the United Kingdom, the U.S. or jurisdictions in which we or any of our subsidiaries operate or are incorporated. For example, recently enacted U.K. legislation will restrict deductions on certain intercompany transactions, such as those relating to the bareboat charter agreements used in connection with our U.K. continental shelf operations. Tax laws and regulations are highly complex and subject to interpretation. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If these laws, treaties or regulations change or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us, resulting in a higher effective tax rate on our worldwide earnings.

In addition, the manner in which our shareholders are taxed on distributions on, and dispositions of, our shares could be affected by changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the United Kingdom, the U.S. or other jurisdictions in which our shareholders are resident. Any such changes could result in increased taxes for our shareholders and affect the trading price of our shares.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Paragon Offshore plc, a company registered under the laws of England and Wales

/s/ Randall D. Stilley	August 29, 2014
Randall D. Stilley President, Chief Executive Officer, and Director (Principal Executive Officer)	Date

/s/ Steven A. Manz
Steven A. Manz Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Number	Description

2.1*	Master Separation Agreement, dated as of July 31, 2014, between Noble Corporation and Paragon Offshore plc (incorporated by reference to Exhibit 2.1 to Paragon Offshore plc’s Current Report on Form 8-K (Commission File No. 001-36465) filed on August 5, 2014).

3.1	Articles of Association of Paragon Offshore plc.

4.1*	Senior Secured Revolving Credit Agreement dated as of June 17, 2014 among Paragon Offshore Limited, Paragon International Finance Company, the Lenders from time to time parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and an Issuing Bank; Deutsche Bank Securities Inc. and Barclays Bank PLC, as Syndication Agents; and J.P. Morgan Securities LLC, Deutsche Bank Securities Inc. and Barclays Bank PLC, as Joint Lead Arrangers and Joint Lead Bookrunners (incorporated by reference to Exhibit 4.1 to Paragon Offshore Limited’s Registration Statement on Form 10 (Commission File No. 001-36465) filed on July 3, 2014).

4.2*	Indenture, dated as of July 18, 2014, by and among Paragon Offshore plc, the guarantors listed therein, Deutsche Bank Trust Company Americas, as trustee, and Deutsche Bank Luxembourg S.A., as paying agent and transfer agent (incorporated by reference to Exhibit 4.1 to Paragon Offshore plc’s Current Report on Form 8-K (Commission File No. 001-36465) filed on July 22, 2014).

4.3*	Senior Secured Term Loan Credit Agreement, dated as of July 18, 2014, by and among Paragon Offshore plc, as parent guarantor, Paragon Offshore Finance Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.2 to Paragon Offshore plc’s Current Report on Form 8-K (Commission File No. 001-36465) filed on July 22, 2014).

10.1*	Tax Sharing Agreement, dated as of July 31, 2014, between Noble Corporation plc and Paragon Offshore plc (incorporated by reference to Exhibit 10.1 to Paragon Offshore plc’s Current Report on Form 8-K (Commission File No. 001-36465) filed on August 5, 2014).

10.2*	Employee Matters Agreement, dated as of July 31, 2014, between Noble Corporation and Paragon Offshore plc (incorporated by reference to Exhibit 10.2 to Paragon Offshore plc’s Current Report on Form 8-K (Commission File No. 001-36465) filed on August 5, 2014).

10.3*	Transition Services Agreement, dated as of July 31, 2014, between Noble Corporation and Paragon Offshore plc (incorporated by reference to Exhibit 10.3 to Paragon Offshore plc’s Current Report on Form 8-K (Commission File No. 001-36465) filed on August 5, 2014).

10.4*	Transition Services Agreement (Brazil), dated as of July 31, 2014, among Paragon Offshore do Brasil Limitada, Paragon Offshore (Nederland) B.V., Paragon Offshore plc, Noble Corporation, Noble Dave Beard Limited and Noble Drilling (Nederland) II B.V. (incorporated by reference to Exhibit 10.4 to Paragon Offshore plc’s Current Report on Form 8-K (Commission File No. 001-36465) filed on August 5, 2014).

10.5*	Paragon Offshore plc 2014 Employee Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Paragon Offshore plc’s Current Report on Form 8-K (Commission File No. 001-36465) filed on August 5, 2014).

10.6*	Paragon Offshore plc 2014 Director Omnibus Plan (incorporated by reference to Exhibit 10.6 to Paragon Offshore plc’s Current Report on Form 8-K (Commission File No. 001-36465) filed on August 5, 2014).

10.7*	Paragon Grandfathered 401(k) Savings Restoration Plan (incorporated by reference to Exhibit 10.7 to Paragon Offshore plc’s Current Report on Form 8-K (Commission File No. 001-36465) filed on August 5, 2014).

10.8*	Paragon 401(k) Savings Restoration Plan (incorporated by reference to Exhibit 10.8 to Paragon Offshore plc’s Current Report on Form 8-K (Commission File No. 001-36465) filed on August 5, 2014).

10.9*	Form of Deeds of Indemnity between Paragon Offshore plc and certain directors and officers (incorporated by reference to Exhibit 10.9 to Paragon Offshore plc’s Current Report on Form 8-K (Commission File No. 001-36465) filed on August 5, 2014).

10.10*	Paragon Offshore Services LLC 2014 Short-Term Incentive Program (incorporated by reference to Exhibit 10.1 to Paragon Offshore plc’s Current Report on Form 8-K (Commission File No. 001-36465) filed on August 18, 2014).

10.11*	Form of Change of Control Agreement between Paragon Offshore plc and certain officers thereof (incorporated by reference to Exhibit 10.2 to Paragon Offshore plc’s Current Report on Form 8-K (Commission File No. 001-36465) filed on August 18, 2014).

10.12	Form of Performance Vested Restricted Stock Unit Replacement Award Agreement.

10.13	Form of Time Vested Restricted Stock Unit Replacement Award Agreement.

10.14	Form of Employee Time Vested Restricted Stock Unit Award Agreement.

10.15	Form of Director Restricted Stock Unit Award Agreement.

31.1	Certification of Chief Executive Officer pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

*	Previously filed.