Form 10-Q
period 2014-09-30
PARAGON OFFSHORE PLC
filed 2014-11-13
CIK 1594590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding and trading at October 31, 2014: 84,753,393

PARAGON OFFSHORE PLC

FORM 10-Q

For the Quarter Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PARAGON OFFSHORE PLC

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$81,908	$36,581
Accounts receivable	441,875	356,241
Prepaid and other current assets	119,782	51,182
Total current assets	643,565	444,004
Property and equipment, at cost	4,497,399	6,067,066
Accumulated depreciation	(2,463,764)	(2,607,382)
Property and equipment, net	2,033,635	3,459,684
Other assets	103,092	79,111
Total assets	$2,780,292	$3,982,799
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$6,500	$—
Accounts payable	147,352	124,442
Accrued payroll and related costs	66,753	60,738
Taxes payable	90,920	—
Interest payable	14,634	412
Other current liabilities	109,557	40,962
Total current liabilities	435,716	226,554
Long-term debt	1,670,087	1,561,141
Deferred income taxes	79,482	101,703
Other liabilities	120,110	88,068
Total liabilities	2,305,395	1,977,466
Commitments and contingencies (Note 16)
Equity
Ordinary shares, $0.01 par value, 101,704,000 shares authorized; 84,753,393 issued and outstanding at September 30, 2014	848	—
Additional paid-in capital	1,422,387	—
Retained earnings	(912,033)	—
Net parent investment	—	2,005,339
Accumulated other comprehensive loss	(36,305)	(6)
Total equity	474,897	2,005,333
Total liabilities and equity	$2,780,292	$3,982,799

See accompanying notes to the unaudited consolidated and combined financial statements.

PARAGON OFFSHORE PLC

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues
Contract drilling services	$456,174	$468,348	$1,410,471	$1,345,967
Reimbursables	40,481	12,840	63,374	36,486
Labor contract drilling services	8,562	8,466	24,919	26,150
Other	5	28	5	94
	505,222	489,682	1,498,769	1,408,697
Operating costs and expenses
Contract drilling services	217,378	219,022	666,158	670,146
Reimbursables	35,592	9,588	51,442	27,185
Labor contract drilling services	6,593	6,110	19,029	17,856
Depreciation and amortization	108,027	105,445	331,147	306,046
General and administrative	12,037	16,911	37,965	47,914
Loss on impairment	928,947	3,585	928,947	3,585
Gain on disposal of assets, net	—	(35,646)	—	(35,646)
Gain on contract settlements/extinguishments, net	—	(22,573)	—	(24,373)
Gain on repurchase of long-term debt	(6,931)	—	(6,931)	—
	1,301,643	302,442	2,027,757	1,012,713
Operating income (loss)	(796,421)	187,240	(528,988)	395,984
Other income (expense)
Interest expense, net of amount capitalized	(22,453)	(1,318)	(28,725)	(3,553)
Interest income and other, net	340	1,237	865	1,461
Income (loss) before income taxes	(818,534)	187,159	(556,848)	393,892
Income tax provision	(75,682)	(29,524)	(117,757)	(71,142)
Net income (loss)	$(894,216)	$157,635	$(674,605)	$322,750

Earnings per share
Basic and diluted (Note 2)	$(10.14)	$1.80	$(7.68)	$3.68

Weighted-average shares outstanding
Basic and diluted (Note 2)	84,753	84,753	84,753	84,753

See accompanying notes to the unaudited consolidated and combined financial statements.

PARAGON OFFSHORE PLC

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$(894,216)	$157,635	$(674,605)	$322,750
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,854)	665	(1,827)	(79)
Foreign currency forward contracts	(3,073)	—	(3,073)	—
Total other comprehensive income (loss), net	(4,927)	665	(4,900)	(79)
Total comprehensive income (loss)	$(899,143)	$158,300	$(679,505)	$322,671

See accompanying notes to the unaudited consolidated and combined financial statements.

PARAGON OFFSHORE PLC

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(674,605)	$322,750
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	331,147	306,046
Loss on impairment	928,947	3,585
Gain on disposal of assets, net	—	(35,646)
Gain on repurchase of Senior Notes	(6,931)	—
Deferred income taxes	(11,425)	(11,514)
Amortization of share-based compensation	14,400	16,388
Net change in other assets and liabilities	(15,431)	(14,095)
Net cash from operating activities	566,102	587,514
Cash flows from investing activities
Capital expenditures	(182,351)	(283,290)
Proceeds from sale of assets	6,570	61,000
Change in accrued capital expenditures	(3,000)	(17,313)
Net cash from investing activities	(178,781)	(239,603)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	707,472	973,055
Proceeds from issuance of Senior Notes and Term Loan Facility	1,710,550	—
Purchase of Senior Notes	(42,468)	—
Debt issuance costs	(19,253)	(2,432)
Net transfers to parent	(2,698,295)	(1,333,416)
Net cash from financing activities	(341,994)	(362,793)
Net change in cash and cash equivalents	45,327	(14,882)
Cash and cash equivalents, beginning of period	36,581	70,538
Cash and cash equivalents, end of period	$81,908	$55,656
Supplemental information for non-cash activities
Transfer from parent of property and equipment	18,124	13,778
	$18,124	$13,778

See accompanying notes to the unaudited consolidated and combined financial statements.

PARAGON OFFSHORE PLC

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Ordinary Shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Net Parent	Total Stockholders' Equity and Net Parent
	Shares	Amount	Capital	Earnings	(Loss)/Gain	Investment	Investment
Balance at December 31, 2012	—	$—	$—	$—	$(185)	$3,365,417	$3,365,232
Net income	—	—	—	—	—	322,750	322,750
Net transfers to parent	—	—	—	—	—	(1,303,250)	(1,303,250)
Foreign currency translation adjustments	—	—	—	—	(79)	—	(79)
Balance at September 30, 2013	—	$—	$—	$—	$(264)	$2,384,917	$2,384,653
Balance at December 31, 2013	—	$—	$—	$—	$(6)	$2,005,339	2,005,333
Net income (loss)	—	—	—	(912,033)	—	237,428	(674,605)
Net changes in parent investment	—	—	—	—	—	(852,624)	(852,624)
Distribution by former parent	84,753	848	1,419,744	—	(30,449)	(1,390,143)	—
Stock-based compensation	—	—	2,643	—	—	—	2,643
Foreign currency translation adjustments	—	—	—	—	(1,827)	—	(1,827)
Cash flow hedges	—	—	—	—	(4,023)	—	(4,023)
Balance at September 30, 2014	84,753	$848	$1,422,387	$(912,033)	$(36,305)	$—	$474,897

See accompanying notes to the unaudited consolidated and combined financial statements.

Note 1—Organization and Basis of Presentation

Organization and Business

Paragon Offshore plc (together with its subsidiaries, “Paragon,” the “Company,” “we,” “us” or “our”) is a global provider of offshore drilling rigs with a fleet that includes 34 jackups and eight floaters (five drillships and three semisubmersibles), and one floating production storage and offloading unit (“FPSO”). We refer to our semisubmersibles and drillships collectively as “floaters.” We also operate the Hibernia platform offshore of Canada. Our primary business is to contract our drilling rigs, related equipment and work crews to conduct oil and gas drilling and workover operations for our exploration and production customers on a dayrate basis around the world.

On July 17, 2014, Paragon Offshore Limited, an indirect wholly owned subsidiary of Noble Corporation plc (“Noble”) incorporated under the laws of England and Wales, re-registered under the Companies Act 2006 as a public limited company under the name of Paragon Offshore plc.  Noble transferred to us the assets and liabilities (the “Separation”) constituting most of Noble’s standard specification drilling units and related assets, liabilities and business. On August 1, 2014, Noble made a pro rata distribution to its shareholders of all of our issued and outstanding ordinary shares (the “Distribution” and, collectively with the Separation, the “Spin-Off”). In connection with the Distribution, Noble shareholders received one ordinary share of Paragon for every three ordinary shares of Noble owned.

Basis of Presentation

The consolidated and combined financial information contained in this report includes periods that ended prior to the Spin-Off on August 1, 2014.  For all periods prior to the Spin-Off, the unaudited combined financial statements and related discussion of financial condition and results of operations contained in this report pertain to the historical results of the Noble Standard-Spec Business (our “Predecessor”), which comprised the entire standard specification drilling fleet and related operations of Noble.  Our Predecessor’s historical combined financial statements include three standard specification drilling units that were retained by Noble and three standard specification drilling units that were sold by Noble prior to the Separation.

Our Predecessor’s historical combined financial statements for the periods prior to the Spin-Off include assets and liabilities that are specifically identifiable or have been allocated to our Predecessor. Costs directly related to our Predecessor have been included in the accompanying financial statements. Our Predecessor received service and support functions from Noble and the costs associated with these support functions have been allocated to our Predecessor using various inputs, such as head count, services rendered, and assets assigned to our Predecessor. These allocated costs are primarily related to corporate administrative expenses, employee related costs including pensions and other benefits, and corporate and shared employees for the following functional groups:

—     information technology,

—     legal services,

—     accounting,

—     finance services,

—     human resources,

—     marketing,

—     treasury, and

—     other corporate and infrastructural services.

We consolidate the historical combined financial results of our Predecessor in our consolidated financial statements for all periods prior to the Spin-Off.  All financial information presented after the Spin-Off represents the results of operations, financial position and cash flows of Paragon.  Accordingly:

•

Our Consolidated and Combined Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2014 consist of the consolidated results of Paragon for the two months ended September 30, 2014, and the combined results of our Predecessor for the prior month or months. Our Combined Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2013 consist entirely of the combined results of our Predecessor.  Our net income for the periods prior to July 31, 2014, was recorded to “Net parent investment.”

•

Our Consolidated and Combined Balance Sheet at September 30, 2014 consists of the balances of Paragon, while at December 31, 2013, the Combined Balance Sheet consists of the balances of our Predecessor.

•

Our Consolidated and Combined Statement of Cash Flows for the nine months ended September 30, 2014 consists of the consolidated results of Paragon for the two months ended September 30, 2014, and the combined results of our

Predecessor for the seven months ended July 31, 2014. Our Combined Statement of Cash Flows for the nine months ended September 30, 2013 consists entirely of the combined results of our Predecessor.
•

Our Consolidated and Combined Statement of Changes in Equity for the nine months ended September 30, 2014 consists of both the activity for our Predecessor prior to August 1, 2014, and the activity for Paragon completed in connection with, and subsequent to, the Distribution on August 1, 2014.  Our Combined Statement of Changes in Equity for the nine months ended September 30, 2013 consists of activity for our Predecessor recorded to “Net parent investment.”

Because our Predecessor previously operated within Noble’s corporate cash management program for all periods prior to the Distribution, funding requirements and related transactions between our Predecessor and Noble have been summarized and reflected on the balance sheet as “Net parent investment” without regard to whether the funding represents a receivable, liability or equity. Based on the terms of our Separation from Noble, we ceased being a part of Noble’s corporate cash management program.  Any transactions with Noble after August 1, 2014 have been and will continue to be, cash settled in the ordinary course of business, and such amounts are included in “Accounts payable” on our consolidated balance sheet.

Separation from Noble

Prior to the Spin-off, our total equity represented the cumulative net parent investment by Noble in us, including any prior net income attributable to our Predecessor as part of Noble.  At the Spin-off, Noble contributed its entire net parent investment in our Predecessor to us.  Concurrent with the Spin-off and in accordance with the terms of our Separation from Noble, certain assets and liabilities were transferred between us and Noble, which have been recorded as part of the net capital contributed by Noble.  The following table presents the opening balance sheet of our Predecessor as of August 1, 2014 that was distributed to us in connection with the Spin-Off.

August 1,
2014
ASSETS
Current assets
Cash and cash equivalents	$104,152
Accounts receivable	377,324
Prepaid and other current assets	126,649
Total current assets	608,125
Property and equipment, at cost	5,615,161
Accumulated depreciation	(2,640,273)
Property and equipment, net	2,974,888
Other assets	102,419
Total assets	$3,685,432
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$4,875
Accounts payable	129,952
Accrued payroll and related costs	67,256
Taxes payable	53,384
Interest payable	3,770
Other current liabilities	115,647
Total current liabilities	374,884
Long-term debt	1,725,125
Deferred income taxes	79,659
Other liabilities	115,621
Total liabilities	2,295,289

Equity
Ordinary shares	848
Additional paid-in capital	1,419,744
Accumulated other comprehensive loss	(30,449)
Total equity	1,390,143
Total liabilities and equity	$3,685,432

Unaudited Interim Information

The unaudited interim consolidated and combined financial statements of Paragon Offshore plc and its subsidiaries, including the combined financial results of our Predecessor, as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures have been condensed or omitted as permitted by such rules. These unaudited consolidated and combined financial statements should therefore be read in conjunction with the audited combined financial statements and the notes thereto included in our registration statement filed with the Securities and Exchange Commission (the “SEC”) on Form 10, as amended.  In our opinion, the unaudited interim consolidated and combined financial statements reflect all adjustments considered necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.

Note 2—Earnings Per Share

As stated in Note 3, “Share-Based Compensation,” our outstanding share-based payment awards currently consist solely of restricted stock units.  These unvested restricted stock units, which contain non-forfeitable rights to dividends, are participating securities and are included in the computation of earnings per share pursuant to the “two-class” method.  The “two-class” method allocates undistributed earnings between ordinary shares and participating securities.  Weighted average shares outstanding, basic and diluted, has been computed based on the weighted average number of ordinary shares outstanding during the applicable period.  Restricted stock units do not represent ordinary shares outstanding until they are vested and converted into ordinary shares.  The diluted earnings per share calculation under the two class method is the same as our basic earnings per share calculation as we currently have no stock options or other potentially dilutive securities outstanding.

On August 1, 2014, 84.8 million of our ordinary shares were distributed to Noble’s shareholders in conjunction with the Spin-Off.   For comparative purposes and to provide a more meaningful calculation of weighted average shares outstanding, we have assumed this amount to be outstanding as of the beginning of each period prior to the Spin-Off presented in the calculation of weighted average shares outstanding, basic and diluted.  Unvested restricted stock units that have been granted to our employees in conjunction with the Noble 1991 Plan, as defined in Note 3, “Share-Based Compensation” are also assumed to be outstanding as of the beginning of each period prior to the Spin-Off presented in the calculation of weighted average unvested share-based payment awards.

The following table sets forth the computation of basic and diluted net income and earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2014	2013	2014	2013
Allocation of income - basic and diluted
Net income (loss)	$(894,216)	$157,635	$(674,605)	$322,750
Earnings allocated to unvested share-based payment awards	35,181	(5,307)	24,004	(10,867)
Net income (loss) to ordinary shareholders - Basic and diluted	$(859,035)	$152,328	$(650,601)	$311,883

Weighted average shares outstanding
Basic and diluted	84,753	84,753	84,753	84,753

Weighted average unvested share-based payment awards	3,471	2,953	3,127	2,953

Earnings per share
Basic and diluted	$(10.14)	$1.80	$(7.68)	$3.68

Note 3—Share-Based Compensation

Predecessor Plan

For all periods prior to the Spin-Off, our Predecessor was managed in the normal course of business by Noble and its subsidiaries.  Noble provides a stock-based compensation plan that is granted and settled in stock of Noble.  The Noble plan permits the granting of various types of awards including stock options and restricted stock units.  Prior to the Spin-off and to the extent that Company employees participated in these programs, the results of our Predecessor were allocated a portion of the associated expenses

(see Note 20, “Related Parties (Including Relationship with Parent and Corporate Allocations)” for total costs allocated to us by Noble).

Paragon employees’ participation in Noble’s 1991 Stock Option and Restricted Stock Plan (“Noble 1991 Plan”) was terminated as of our Separation from Noble at the time of the Distribution.  The Noble 1991 Plan provided for the granting of options to purchase Noble shares and the awarding of restricted stock units in the form of both time-vested restricted stock units (“TVRSU’s”) and market based performance-vested restricted stock units (“PVRSU’s”).

Upon termination in Noble’s 1991 Plan, our employees’ rights to exercise Noble stock options continues for up to the shorter of five years or the remaining term of the option and the vesting of each option was accelerated so that each option is now fully vested.  Paragon has no outstanding stock option grants as of September 30, 2014 under this arrangement.

Noble TVRSU’s held by our employees under the Noble 1991 Plan have been cancelled.  At the time of the Distribution, Paragon granted 2,675,839 TVRSU’s that are intended to be of equivalent value and remaining duration with regard to such cancelled awards.

With respect to outstanding Noble PVRSU’s under the Noble 1991 Plan, a portion of such PVRSU’s continues to be held by those employees and a portion has been cancelled.  This apportionment was based on the performance cycle that relates to each applicable Noble performance-vested restricted stock unit award, and the ratio of the number of months remaining in the award’s performance cycle after our Separation from Noble relative to the total number of months (i.e., 36 months) of such performance cycle.  This ratio has been applied to each applicable grant of Noble PVRSU’s to determine the portion thereof that has been cancelled, the remainder of which has been continued.  With regard to the cancelled portion of Noble PVRSU’s, we have either granted the affected employee Paragon PVRSU’s that are intended to be of equivalent value and duration at the time of grant to the cancelled portion of the Noble award, or provided the employee compensation of equivalent value to the benefit the employee would have received had the cancelled portion of the Noble awards remained in effect.  At the time of the Distribution, Paragon granted 277,118 PVRSU’s that are intended to be of equivalent value and remaining duration with regard to the cancelled portion.

Paragon Plans

With respect to the cancellations described above, we have adopted new equity incentive plans for our employees and directors to administer replacement awards of Paragon TVRSU’s and PVRSU’s, as well as to provide for the granting of new awards for the periods following our Separation from Noble.  On June 30, 2014, our board of directors adopted the Paragon Offshore plc 2014 Employee Omnibus Incentive Plan (the “Employee Plan”), which was approved by Noble as Paragon Offshore’s sole stockholder on July 15, 2014 and became effective as of the date of the Distribution.  Subject to certain adjustments, up to 8,475,340, or 10% of the number of Paragon Offshore’s outstanding shares at the time of the Distribution, were authorized under our Employee Plan for issuance to eligible participants in the form of stock options, stock appreciation rights, restricted stock (and in certain limited cases, unrestricted stock), restricted stock units, performance units and cash awards.  On June 30, 2014, our board of directors also adopted the Paragon Offshore plc Director Omnibus Plan (the “Director Plan”), which was approved by Noble as Paragon Offshore’s sole stockholder on July 15, 2014 and became effective as of the date of the Distribution.  The maximum number of Paragon Offshore ordinary shares that may be subject to awards granted under the Director Plan is 500,000 shares, subject to certain adjustments.  The Director Plan provides that our board of directors may award stock options, stock appreciation rights, restricted stock (and in certain limited cases, unrestricted stock), restricted stock units, performance units and cash awards to directors as it may determine from time to time.

Shares available for issuance and outstanding restricted stock units for our two stock incentive plans as of September 30, 2014 are as follows:

(In shares)	Employee Plan	Director Plan
Shares available for future awards or grants	4,647,365	339,060
Outstanding unvested restricted stock units	3,827,975	160,940

As noted above, we have awarded both TVRSU’s and PVRSU’s under our Employee Plan and our Director Plan.  The TVRSU’s generally vest over a three year period.  The number of PVRSU’s which vest will depend on the degree of achievement of specified corporate performance criteria over a three-year performance period.  Paragon performance criteria has not yet been determined but is to be strictly market based as defined by Financial Accounting Standards Board (“FASB”) standards.

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as compensation cost using a straight-line method over the service period.  Share-based amortization recognized during the three and nine months ended September 30, 2014, not including amounts allocated to our Predecessor, totaled $2.6 million.  At September 30,

2014, there was $29.0 million of total unrecognized compensation cost related to the TVRSU’s which is expected to be recognized over a remaining weighted-average period of 2.1 years.  At September 30, 2014, there was $1.6 million of total unrecognized compensation cost related to the PVRSU’s which is expected to be recognized over a remaining weighted-average period of 2.0 years.  The total potential compensation for PVRSU’s is recognized over the service period regardless of whether the performance thresholds are ultimately achieved.

Note 4—Property and Equipment

Property and equipment is stated at cost.  Interest incurred related to property under construction including major overhaul, improvement and asset replacement projects is capitalized as a component of construction costs.  Interest capitalized in our Predecessor’s results relates to Noble’s revolving credit facilities and commercial paper program, while interest capitalized in Paragon’s results relates to our Senior Notes and Term Loan Facility (each as defined in Note 5, “Debt”).  Our capital expenditures, including capitalized interest, totaled $71.7 million and $182.4 million for the three and nine months ended September 30, 2014, respectively, as compared to historical Predecessor capitalized expenditures, including capitalized interest, of $67.0 million and $283.3 million for the three and nine months ended September 30, 2013.

Interest expense capitalized in these consolidated and combined financial statements for the three and nine months ended September 30, 2014 was $0.2 million and $2.6 million, respectively, as compared to Predecessor capitalized interest of $1.8 million and $4.2 million for the three and nine months ended September 30, 2013.

We evaluate the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In addition, on an annual basis, we complete an impairment analysis on our rig fleet.  An impairment loss on our property and equipment exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.  Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value.  As part of this analysis, we make assumptions and estimates regarding future market conditions.  To the extent actual results do not meet our estimated assumptions, we may take an impairment loss in the future.

During the three months ended September 30, 2014, we identified indicators of impairment which include a downward trajectory of crude oil prices, a decrease in contractual activities (particularly) for floating rigs, and resultant projected declines in dayrates and utilization.  We have therefore concluded that a triggering event occurred that required us to perform an impairment analysis of our fleet of drilling rigs, especially our floaters in Brazil.  We compared the net book value of our drilling rigs to the relative recoverable value, which was determined using an undiscounted cash flow analysis.  As a result of this analysis, we determined that the Paragon DPDS1, Paragon DPDS2 and Paragon DPDS3 drilling rigs were impaired.  We calculated the fair value of these drilling rigs after considering quotes from rig brokers, a cost approach and an income approach, which utilized significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to estimated dayrate revenue, rig utilization and anticipated costs for the remainder of the rigs’ useful lives.  Additionally, we are currently exploring disposition alternatives for the Paragon FPSO1.  We recognized an impairment on this unit after we determined the fair value based on quotes from brokers and price indications from potential interested buyers.  Based on the above analysis, our estimates of fair value resulted in the recognition of an impairment loss of $929 million for the three and nine months ended September 30, 2014.

Note 5—Debt

A summary of long-term debt at September 30, 2014 and December 31, 2013 is as follows:

	September 30,	December 31,
(In thousands)	2014	2013
Senior Notes due 2022, bearing fixed interest at 6.75% per annum	$477,100	$—
Senior Notes due 2024, bearing fixed interest at 7.25% per annum	552,660	—
Term Loan Facility, bearing interest at 3.75%, net of unamortized discount	646,827	—
Noble Credit Facilities / Commercial Paper Program	—	1,561,141
Less: Current maturities of long-term debt	(6,500)	—
	$1,670,087	$1,561,141

Predecessor Debt

Our Predecessor was supported by Noble’s three separate credit facilities which had an aggregate maximum available capacity of $2.9 billion (collectively, the “Noble Credit Facilities”). Predecessor long-term debt consisted of the amount drawn on the Noble Credit Facilities. Noble established a commercial paper program, which allowed Noble to issue up to $2.7 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program were supported by the unused capacity under the Noble Credit Facilities. The outstanding amounts of commercial paper reduce availability under the Noble Credit Facilities.

As discussed below, Noble received approximately $1.7 billion in cash as settlement of intercompany notes in connection with the Separation. Noble used these proceeds to repay amounts outstanding under its commercial paper program. Accordingly, debt that is included in our Predecessor’s combined financial statements represents the amounts outstanding under Noble’s commercial paper program, and has been pushed down to our Predecessor in accordance with guidance of the SEC. The remaining outstanding debt not repaid from our Predecessor’s debt at the time of the settlement of the intercompany notes is considered as part of “Net parent investment” in our Predecessor.

Paragon Debt

On June 17, 2014, we entered into a senior secured revolving credit agreement with lenders that provided commitments in the amount of $800 million (the “Revolving Credit Facility”).  The Revolving Credit Facility has a term of five years. Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) an adjusted LIBOR, plus a margin ranging between 1.50% to 2.50%, depending on our leverage ratio, or (ii) the Base Rate.   Under the Revolving Credit Facility we may also obtain up to $800 million of letters of credit.  Issuance of letters of credit under the Revolving Credit Facility would reduce amounts available for borrowing. At September 30, 2014, we had no borrowings outstanding, and an aggregate amount of $8.8 million of letters of credit issued under the Revolving Credit Facility.

On July 18, 2014, we issued $1.08 billion of senior notes (the “Senior Notes”) and also borrowed $650 million under a term loan facility (the “Term Loan Facility”). The Term Loan Facility is secured by all but three of our rigs. The proceeds from the Term Loan Facility and the Senior Notes were used to repay $1.7 billion of intercompany indebtedness to Noble incurred as partial consideration for the Separation. The Senior Notes consisted of $500 million of 6.75% senior notes and $580 million of 7.25% senior notes, which mature on July 15, 2022 and August 15, 2024, respectively. The Senior Notes were issued without an original issue discount. Borrowings under the Term Loan Facility bear interest at an adjusted LIBOR rate plus 2.75%, subject to a minimum LIBOR rate of 1% or a base rate plus 1.75%, at our option. We are required to make quarterly principal payments of $1.6 million, or $6.5 million annually, and may prepay all or a portion of the amount outstanding under the Term Loan Facility at any time.  The Term Loan Facility matures in July 2021. The loans under the Term Loan Facility were issued with 0.5% original issue discount.

In connection with the issuance of the aforementioned debt, we and our Predecessor incurred $35.1 million of issuance costs.  We received the debt proceeds net of $16.2 million of issuance costs incurred.

The covenants and events of default under our Revolving Credit Facility, Senior Notes, and Term Loan Facility are substantially similar. The agreements governing these obligations contain covenants that place restrictions on certain merger and consolidation transactions; our ability to sell or transfer certain assets; payment of dividends; making distributions; redemption of stock; incurrence or guarantee of debt; issuance of loans; prepayment, redemption of certain debt, as well as incurrence or assumption of certain liens. In addition to these covenants, the Revolving Credit Facility includes a covenant requiring us to maintain a net leverage ratio (defined as total debt, net of cash and cash equivalents, divided by earnings excluding interest, taxes, depreciation and amortization charges) less than 4.00 to 1.00 and a covenant requiring us to maintain a minimum interest coverage ratio (defined as interest expense divided by earnings excluding interest, taxes, depreciation and amortization charges) greater than 3.00 to 1.00. As of September 30, 2014, we were in compliance with the covenants under our Revolving Credit Facility by maintaining a net leverage ratio of 1.8 and an interest coverage ratio of 8.4.  The impairment charge taken in the current quarter does not impact our debt covenant calculations because it is a non-cash charge and is excluded from our covenant calculation.

During the three months ended September 30, 2014, we repurchased and cancelled an aggregate principal amount of $50.2 million of our Senior Notes at an aggregate cost of $43.1 million, including accrued interest.  The repurchases consisted of $22.9 million aggregate principal amount of our 6.75% senior notes due 2022 and $27.3 million aggregate principal amount of our 7.25% senior notes due 2024. Subsequent to September 30, 2014, we repurchased and cancelled an aggregate principal amount of $10.0 million of our Senior Notes at an aggregate cost of $8.5 million, including accrued interest. The repurchases subsequent to September 30, 2014 consisted of $4.4 million aggregate principal amount of our 6.75% senior notes due 2022 and $5.6 million aggregate principal amount of our 7.25% senior notes due 2024. As a result of the repurchases, we recognized a total gain on debt retirement, net of the write-off of issuance costs, of approximately $8.4 million, of which approximately $6.9 million was recorded in the third quarter 2014, and included in “Gain on repurchase of long-term debt.” All Senior Notes repurchases were made using available cash balances.

Fair Value of Debt

Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties.  The estimated fair values of our Senior Notes and Term Loan Facility were based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement).

The following table presents the estimated fair value of our long-term debt as of September 30, 2014:

	September 30, 2014
(In thousands)	Carrying Value	Estimated Fair Value
Senior unsecured notes:
6.75% Senior Notes due July 15, 2022	$477,100	$406,131
7.25% Senior Notes due August 15, 2024	552,660	472,524
Total senior unsecured notes	$1,029,760	$878,655

Term Loan Facility, bearing interest at 3.75%, net of unamortized discount	$646,827	$607,750

The carrying amounts of our variable-rate debt, the Revolving Credit Facility, approximates fair value because such debt bears short-term, market-based interest rates.  We have classified this instrument as Level 2 as valuation inputs used for purposes of determining our fair value disclosure are readily available published LIBOR rates.

Note 6—Loss on Impairment

As discussed in Note 4, “Property and Equipment,” during the third quarter of 2014, we recognized an impairment loss of $929 million on our three drillships in Brazil and our one cold-stacked FPSO in the U.S. Gulf of Mexico.

During the third quarter of 2013, our Predecessor recorded an impairment charge of approximately $3.6 million on our Predecessor’s two cold stacked submersible rigs due to the potential disposition of these assets to an unrelated third party.  These submersible rigs were sold by our Predecessor in January 2014.

Note 7—Gain on Disposal of Assets, Net

During the third quarter of 2013, our Predecessor completed the sale of the Noble Lewis Dugger for $61.0 million to an unrelated third party in Mexico.  In connection with the sale, our Predecessor recorded a pre-tax gain of approximately $35.6 million.

Note 8—Gain on Contract Settlements/Extinguishments, Net

During the third quarter of 2013, Noble received $45.0 million related to the settlement of its claims against the former owners of FDR Holdings, Ltd., which Noble acquired in July 2010, relating to alleged breaches of various representations and warranties contained in the purchase agreement.  A portion of the settlement related to standard-specification rigs.  This portion, totaling $22.6 million, was pushed down to our Predecessor, through an allocation, using the acquired rig values of the purchased rigs.

Note 9—Gain on Repurchase of Long-Term Debt

During the third quarter of 2014, Paragon recorded a gain of approximately $6.9 million on debt retirement, net of the write-off of issuance costs, related to the repurchase and cancellation of a portion of the principal amount of our Senior Notes (See Note 5, “Debt”).

Note 10—Income Taxes

We operate through various subsidiaries in numerous countries throughout the world. Consequently, income taxes have been based on the laws and rates in effect in the countries in which operations are conducted, or in which we and our subsidiaries or our Predecessor and its subsidiaries were considered to have a taxable presence.

The operations of our Predecessor have been included in the consolidated U.S. federal income tax return and certain foreign income tax returns of Noble. The income tax provisions and related deferred tax assets and liabilities that have been reflected in our Predecessor’s historical combined financial statements have been computed as if our Predecessor were a separate taxpayer using the separate return method. As a result, actual tax transactions that would not have occurred had our Predecessor been a separate entity have been eliminated in the preparation of these consolidated and combined financial statements.  Income taxes of our Predecessor include results of the operations of the standard specification drilling units.  In instances where the operations of the standard specification drilling units of our Predecessor were included in the filing of a consolidated or combined return with high-specification units, an allocation of income taxes was made.

Our effective tax rates for the three and nine months ended September 30, 2014 were approximately -9.2% and -21.1% on a pre-tax loss of $819 million and $557 million, respectively.  The negative effective tax rates were primarily driven by an impairment loss of $929 million during the third quarter of 2014.  The impairment had no corresponding tax benefit, and therefore, it did not decrease the tax expense expected to be incurred by the Company during 2014.  Notwithstanding this impairment loss, our effective tax rates would have been higher than the effective tax rates of our Predecessor for the three and nine months ended September 30, 2013, which were approximately 15.8% and 18.1%, respectively.

Prior to the Spin-Off, Noble restructured certain aspects of our business to affect the Separation.  This restructuring resulted in tax changes for our business and operations, including our inability to offset taxable operating income with interest expense attributable to borrowings under our senior note indenture and term loan agreement, and ownership of our rigs operating in certain jurisdictions which are now in new structures subject to higher tax rates than prior to the restructuring.  Additionally, certain unfavorable discrete tax items were recorded, including the one in connection with legislation enacted by the U.K. government that restricts deductions on certain intercompany transactions, such as those relating to the bareboat charter agreements used in connection with our U.K. continental shelf operations.  The legislation, enacted in July 2014 and effective retroactively to April 1, 2014, resulted in $6.8 million of income taxes recognized in the current quarter which related to the prior quarter.

At September 30, 2014, our reserve for uncertain tax positions totaled $39.9 million, and if not realized, would reduce our provision for income taxes by $39.9 million.  At December 31, 2013, the reserve for uncertain tax positions of our Predecessor totaled $36.5 million.  It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may increase or decrease in the next 12 months primarily due to the completion of open audits or the expiration of statutes of limitation.  However, we cannot reasonably estimate a range of changes in our existing liabilities due to various uncertainties, such as the unresolved nature of various audits.

We and our Predecessor periodically transfer our drilling rigs between related entities included in these consolidated and combined financial statements. The unamortized tax benefit associated with these transfers totaled $44.2 million and $46.5 million at September 30, 2014 and December 31, 2013, respectively, and is included in “Other liabilities” in these combined balance sheets.

Note 11—Employee Benefit Plans

During the periods prior to Spin-Off, most of our employees were eligible to participate in various Noble benefit programs. The results of our Predecessor in these consolidated and combined financial statements include an allocation of the costs of such employee benefit plans. These costs were allocated based on our employee population for each of the periods presented. We consider the expense allocation methodology and results to be reasonable for all periods presented; however, the allocated costs included in the results of our Predecessor and included in these consolidated and combined financial statements could differ from amounts that would have been incurred by us if we operated on a standalone basis and are not necessarily indicative of costs to be incurred in the future.

We have instituted competitive compensation policies and programs, as well as carried over certain plans as a standalone public company, the expense for which may differ from the compensation expense allocated by Noble in our Predecessor’s historical combined financial statements.

Defined Benefit Plans

At Spin-Off, Noble sponsored two U.S. noncontributory defined benefit pension plans: one covering salaried employees and the other covering hourly employees, whose initial date of employment are prior to August 31, 2004 (“qualified U.S. plans”), and three non-U.S. noncontributory defined benefit pension plans.  Two of the non-U.S. noncontributory plans were carried over by us and cover certain Europe-based salaried, non-union employees. Pension benefit expense related to these plans included in the accompanying consolidated and combined statements of income for the three and nine months ended September 30, 2014 totaled $0.8 million and $4.5 million, respectively, as compared to $2.8 million and $8.5 million for the three and nine months ended September 30, 2013.

Other Benefit Plans

At Spin-Off, Noble sponsored a 401(k) defined contribution plan and a profit sharing plan, which covered our Predecessor’s employees who are not otherwise enrolled in the above defined benefit plans. Other postretirement benefit expense related to these plans included in the accompanying consolidated and combined statements of income for the three and nine months ended September 30, 2014 totaled $0.5 million and $2.5 million, respectively, as compared to $1.2 million and $3.7 million for the three and nine months ended September 30, 2013.

Note 12—Derivative Instruments and Hedging Activities

Although we are a U.K. company, we define foreign currency as any non-U.S. denominated currency.  Our functional currency is primarily the U.S. dollar.  However, outside the United States, a portion of our expenses are incurred in local currencies.  We are exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currencies that are other than the U.S. dollar.  To help manage this potential risk, we periodically enter into derivative instruments to manage our exposure to fluctuations in foreign currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure.  We have documented policies and procedures to monitor and control the use of derivative instruments.  We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives.  We do not have any derivative contracts other than designated hedging instruments.

Cash Flow Hedges

Our North Sea, Mexico and Brazil operations have a significant amount of their cash operating expenses payable in local currencies.  To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies.  We have entered into forward contracts for the remainder of 2014 such that we achieve hedge coverage of 60% or less of our forecasted local currency requirements.  The notional amount of the forward contracts outstanding, expressed in U.S. dollars, was approximately $39.1 million at September 30, 2014.  Total unrealized gains related to these forward contracts were not material as of September 30, 2014 and were recorded as part of “Accumulated other comprehensive loss” (“AOCL”).  Subsequent to the Spin-Off, total realized gains related to these forward contracts were $0.9 million and were classified as “Contract drilling services operating costs and expenses” on the consolidated statement of operations for the three and nine months ended September 30, 2014.  As of September 30, 2014, these forward contracts are designated as cash flow hedging instruments.

For our foreign currency forward contracts, hedge effectiveness is evaluated at inception based on the matching of critical terms between derivative contracts and the hedged item.  Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.  For the three and nine months ended September 30, 2014, no loss was recognized on our consolidated statement of operations due to hedge ineffectiveness.  Additionally, there were no gains or losses recognized in income for the three and nine months ended September 30, 2014 as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.

Note 13—Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	September 30, 2014
		Estimated Fair Value Measurement
	Carrying	Quoted Prices in Active Markets	Significant Other Observable inputs	Significant Unobservable Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Assets -
Foreign currency forward contracts	$597	$—	$597	$—

Liabilities -
Foreign currency forward contracts	$593	$—	$593	$—

The foreign currency forward contracts have been valued using actively quoted prices and quotes obtained from the counterparties to the contracts.  Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term.  As a result, the carrying values included in the accompanying consolidated and combined balance sheets approximates fair value.

For the estimated fair value of our long-term debt, refer to Note 5, “Debt.”

Note 14—Accumulated Other Comprehensive Loss

The following table sets forth the changes in the accumulated balances for each component of AOCL, net of tax, for the nine months ended September 30, 2014 and 2013.

(In thousands)	Gains / (Losses) on Cash Flow Hedges (1)	Defined Benefit Pension Items (2)	Foreign Currency Items	Total
Balance at December 31, 2013	$—	$—	$(6)	$(6)
Activity during period:
AOCL recorded in connection with Spin-Off	4,027	(21,770)	(12,706)	(30,449)
Other comprehensive loss before reclassification	(3,073)	—	(1,827)	(4,900)
Amounts reclassified from AOCL	(950)	—	—	(950)
Net other comprehensive income (loss)	4	(21,770)	(14,533)	(36,299)
Balance at September 30, 2014	$4	$(21,770)	$(14,539)	$(36,305)
(1)

Gains / (losses) on cash flow hedges are related to our foreign currency forward contracts.  Reclassifications from AOCL are recognized through “Contract drilling services operating costs and expenses” on our consolidated and combined statements of income.  See Note 12, “Derivative instruments and hedging activities” for additional information.

(2)

Defined benefit pension items relate to actuarial losses and the amortization of prior service costs.  Reclassifications from AOCL are recognized as expense on our consolidated and combined statements of income through either “Contract drilling services” or “General and administrative.”  See Note 11, “Employee benefit plans” for additional information.

Note 15—Deferred Revenues and Costs

It is typical in our dayrate drilling contracts to receive compensation and incur costs for mobilization, equipment modification, or other activities prior to the commencement of the contract.  Any such compensation may be paid through a lump-sum payment or other daily compensation.  Pre-contract compensation and costs are deferred until the contract commences.  The deferred pre-contract compensation and costs are amortized, using the straight-line method, into income over the term of the initial contract period, regardless of the activity taking place.  This approach is consistent with the economics for which the parties have contracted.

Deferred revenues from drilling contracts totaled $17.6 million at September 30, 2014 as compared to $21.9 million at December 31, 2013. Such amounts are included in either “Other current liabilities” or “Other liabilities” in our consolidated and combined balance sheets, based upon the expected time of recognition of such deferred revenues. Deferred costs associated with deferred revenues from drilling contracts totaled $8.4 million at September 30, 2014 as compared to $23.7 million at December 31, 2013.  Such amounts are included in either “Prepaid and other current assets” or “Other assets” in our consolidated and combined balance sheets, based upon the expected time of recognition of such deferred costs.

Note 16—Commitments and Contingencies

Litigation

We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, the resolution of which, in the opinion of management, will not have a material adverse effect on our financial position, results of operations or cash flows. There is inherent risk in any litigation or dispute and no assurance can be given as to the outcome of these claims.

We have received tax audit claims of approximately $295.2 million, of which $53.9 million is subject to indemnity by Noble, primarily in Mexico and Brazil, attributable to our income, customs and other business taxes. In addition, approximately $40.8 million of tax audit claims attributable to Mexico assessed against Noble may be allocable to us as a result of the Spin-Off. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution of the outstanding assessments will not have a material adverse effect on our combined financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits, and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.  In some cases we will be required to post a surety bond or a letter of credit as collateral to defend us, and as of September 30, 2014, we have no surety bonds associated with tax audit claims outstanding.

In addition, Petróleo Brasileiro S.A. (“Petrobras”) has notified us, along with other industry participants that it is currently challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during the years 2008 and 2009 totaling $115.0 million, of which $32.0 million is subject to indemnity by Noble. Petrobras has also notified us that if they must pay such withholding taxes, they will seek reimbursement from us. We believe that we are contractually indemnified by Petrobras for these amounts and dispute the validity of the assessment. We have notified Petrobras of our position. We will, if necessary, vigorously defend our rights. If we were required to pay such reimbursement, however, the amount of such reimbursement could be substantial and could have a material adverse effect on our financial condition, results of operations and cash flows.

Insurance

In connection with the Separation, we replaced our Predecessor’s insurance policies, which were supported by Noble, with substantially similar stand-alone insurance policies. We maintain certain insurance coverage against specified marine perils, which included physical damage and loss of hire. Damage caused by hurricanes has negatively impacted the energy insurance market, resulting in more restrictive and expensive coverage for named windstorm perils.

We maintain insurance in the geographic areas in which we operate, although pollution, reservoir damage and environmental risks generally are not fully insurable. Our insurance policies and contractual rights to indemnity may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage or rights to indemnity for all risks, including loss of hire insurance on most of the rigs in our fleet. Uninsured exposures may include expatriate activities prohibited by U.S. laws and regulations, radiation hazards, certain loss or damage to property on board our rigs and losses relating to shore-based terrorist acts or strikes. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could materially adversely affect our financial position, results of operations or cash flows. Additionally, there can be no assurance that those parties with contractual obligations to indemnify us will necessarily be financially able to indemnify us against all these risks.

Capital Expenditures

In connection with our capital expenditure program, we have outstanding commitments, including shipyard and purchase commitments of approximately $58.0 million at September 30, 2014.

Other

At September 30, 2014, we had letters of credit of $8.8 million and performance bonds totaling $109.4 million supported by surety bonds outstanding. Certain of our subsidiaries issued guarantees to the temporary import status of rigs or equipment imported into certain countries in which we operated. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.

Separation Agreements

In connection with the Spin-off, on July 31, 2014, we entered into several definitive agreements with Noble or its subsidiaries that, among other things, set forth the terms and conditions of the Spin-Off and provide a framework for our relationship with Noble after the Spin-off, including the following agreements:

—	Master Separation Agreement;
—	Tax Sharing Agreement;
—	Employee Matters Agreement;
—	Transition Services Agreement relating to services Noble and Paragon will provide to each other on an interim basis; and
—	Transition Services Agreement relating to Noble’s Brazil operations.

Pursuant to these agreements with Noble, the balance sheet consists of a total of approximately $68 million due from Noble, of which $62 million is classified as current, and approximately $90 million due to Noble, of which $67 million is classified as current.  These receivables and payables primarily relate to rights and obligations under the Tax Sharing Agreement.

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

Employee Matters Agreement

On July 31, 2014, we entered into an Employee Matters Agreement with Noble-Cayman to allocate liabilities and responsibilities relating to our employees and their participation in certain compensation and benefit plans maintained by Noble or a subsidiary of Noble. The Employee Matters Agreement provides that, following the Distribution, most of our employee benefits are provided under compensation and benefit plans adopted or assumed by us. In general, our plans are substantially similar to the plans of Noble or its subsidiaries that covered our employees prior to the completion of the Distribution. The Employee Matters Agreement also addresses the treatment of outstanding Noble equity awards held by transferring employees, including the grant of our equity awards or other rights with respect to Noble equity awards held by transferring employees that were cancelled in connection with the Spin-Off.

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

Transition Services Agreement (Brazil)

On July 31, 2014, we and Noble-Cayman and certain other subsidiaries of Noble entered into a Transition Services Agreement (and a related rig charter) pursuant to which we will provide certain transition services to Noble and its subsidiaries in connection with Noble’s Brazil operations. We will continue to provide both rig-based and shore-based support services in respect of Noble’s remaining business through the term of Noble’s existing rig contracts. Noble currently has two rigs operating in Brazil.  Noble-Cayman will compensate us on a cost-plus basis for providing such services and also indemnify us for liabilities arising out of the services agreement. This agreement will terminate when the last of the Noble semisubmersibles working in Brazil finish the existing contract, which is expected to occur in 2016.

Note 17—Segment and Related Information

At September 30, 2014, our contract drilling operations were reported as a single reportable segment, Contract Drilling Services, which reflects how our business is managed, and the fact that all of our drilling fleet is dependent upon the worldwide oil industry. The mobile offshore drilling units that comprise our offshore rig fleet operated in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consisted largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. Our contract drilling services segment conducts contract drilling operations in Mexico, Brazil, the North Sea, West Africa, the Middle East, and India.

Note 18—Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends FASB Accounting Standards Codification (“ASC”) Topic 205, “Presentation of Financial Statements” and ASC Topic 360, “Property, Plant, and Equipment.” This ASU alters the definition of a discontinued operation to cover only asset disposals that are a strategic shift with a major effect on an entity’s operations and finances, and calls for more extensive disclosures about a discontinued operation’s assets, liabilities, income and expenses. The guidance is effective for all disposals, or classifications as held-for-sale, of components of an entity that occur within annual periods, and interim periods within those annual periods, beginning on or after December 15, 2014. We do not expect that our adoption will have a material impact on our financial statements or disclosures in our financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern.”  This ASU codifies management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The guidance is effective for interim and annual periods beginning on or after December 15, 2016 as early adoption is permitted.  We do not expect that our adoption will have a material impact on our financial statements or disclosures in our financial statements.

Note 19—Net Change in Other Assets and Liabilities

The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Nine Months Ended
(In thousands)	September 30,
	2014	2013
Accounts receivable	$(106,776)	$(47,772)
Other current assets	5,391	13,514
Other assets	8,518	3,550
Accounts payable	32,950	11,813
Other current liabilities	39,880	18,366
Other liabilities	4,606	(13,566)
	$(15,431)	$(14,095)

Note 20—Related Parties (Including Relationship with Parent and Corporate Allocations)

For all periods prior to the Spin-Off, our Predecessor was managed in the normal course of business by Noble and its subsidiaries. Accordingly, certain shared costs have been allocated to our Predecessor and are reflected as expenses in these consolidated and combined financial statements for periods prior to Spin-Off. Our management considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to us for purposes of the carve-out financial statements; however, the expenses reflected in the results of our Predecessor and included in these consolidated and combined statements may not be indicative of the actual expenses that would have been incurred during the periods presented if our Predecessor had operated as a separate stand-alone entity and may not be indicative of expenses that will be incurred in the future by us.

Allocated costs include, but are not limited to: corporate accounting, human resources, information technology, treasury, legal, employee benefits and incentives (excluding allocated postretirement benefits described in “Note 11, Employee Benefit Plans,”) and stock-based compensation. Our Predecessor’s allocated costs included in contract drilling services in the accompanying consolidated and combined statements of income totaled $0.9 million and $70.3 million for the three and nine months ended September 30, 2014, respectively, as compared to $33.1 million and $107.7 million for the three and nine months ended September 30, 2013. Our Predecessor’s allocated costs included in general, and administrative expenses in the accompanying consolidated and combined statements of income totaled $0.5 million and $24.6 million for the three and nine months ended September 30, 2014, respectively, as compared to $15.1 million and $42.6 million for the three and nine months ended September 30, 2013. The costs were allocated to our Predecessor using various inputs, such as head count, services rendered, and assets assigned to our Predecessor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated and combined financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated and combined financial statements and related notes as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 contained in this Quarterly Report on Form 10-Q, and with our combined financial statements and notes thereto included in our Registration Statement filed with the Securities and Exchange Commission (“SEC”) on Form 10, as amended.  Unless the context requires otherwise, or we specifically indicate otherwise, when used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Paragon,” the “Company,” “we,” “us” or “our” refer to Paragon Offshore plc together with its subsidiaries.   The financial information for periods prior to our Separation (as defined below) from Noble Corporation plc (“Noble”) pertains to the Noble standard specification business (our “Predecessor”), which comprised the entire standard specification drilling fleet and related operations of Noble.  We have consolidated the historical combined financial results of our Predecessor in our consolidated financial statements for all periods prior to the Spin-Off (as defined below).

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding contract backlog, fleet status, our financial position, business strategy, taxes, timing or results of acquisitions or dispositions, repayment of debt, borrowings under our credit facilities or other instruments, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, indemnity and other contract claims, construction and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, and timing for compliance with any new regulations. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.  We have identified factors, including but not limited to, operating hazards and delays, operations outside the U.S., actions by regulatory authorities, customers, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, costs and difficulties relating to the integration of businesses, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, hurricanes and other weather conditions, and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in our Quarterly Report on Form 10-Q for the period ended June 30, 2014, and “Risk Factors” described in our registration statement on Form 10 as filed with the SEC and in our other filings with SEC. We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

The Company

We are a global provider of offshore drilling rigs with a fleet that includes 34 jackups and eight floaters (five drillships and three semisubmersibles), and one floating production storage and offloading unit (“FPSO”).  We refer to our semisubmersibles and drillships collectively as “floaters.”  We also operate the Hibernia platform offshore Canada.  Our primary business is to contract our drilling rigs, related equipment and work crews to conduct oil and gas drilling and workover operations for our exploration and production customers on a dayrate basis around the world.

Separation from Noble

On July 17, 2014, Paragon Offshore Limited, an indirect wholly owned subsidiary of Noble incorporated under the laws of England and Wales, re-registered under the Companies Act 2006 as a public limited company under the name of Paragon Offshore plc.  Noble transferred to us the assets and liabilities (the “Separation”) constituting most of Noble’s standard specification drilling units and related assets, liabilities and business. On August 1, 2014, Noble made a pro rata distribution to its shareholders of all of our issued and outstanding ordinary shares (the “Distribution” and, collectively with the Separation, the “Spin-Off”). In connection with the Distribution, Noble shareholders received one ordinary share of Paragon for every three ordinary shares of Noble owned.

We have consolidated the historical combined financial results of our Predecessor in our consolidated financial statements for all periods prior to the Spin-Off.  Our Predecessor is comprised of the entire standard specification drilling fleet and related operations of Noble.  Three of Noble’s standard specification drilling units included in the results of our Predecessor were retained by Noble and three were sold by Noble prior to the Separation.  In addition, our Predecessor’s historical combined financial statements may also not be reflective of what our results of operations, effective tax rate, comprehensive income, financial position, equity or cash flows might be in the future as a standalone public company as a result of the matters discussed below.

Centralized Support Functions

The historical combined financial results of our Predecessor in our consolidated financial statements for all periods prior to the Spin-Off include expense allocations for certain support functions that were provided on a centralized basis within Noble, including, but not limited to, general corporate expenses related to communications, corporate administration, finance, legal, information technology, human resources, compliance, and employee benefits and incentives. These allocated costs are not necessarily indicative of the costs that we would incur in the future as a standalone public company. Following the Spin-Off, Noble will continue to provide us with some of the services related to these functions on a transitional basis pursuant to a transition services agreement relating to our business, and we expect to incur other costs to replace the services and resources that will not be provided by Noble.

Taxes

Income Taxes

The operations of our Predecessor’s business for all periods prior to the Spin-Off have been included in the consolidated U.S. federal income tax return and certain foreign income tax returns of Noble. The income tax provisions and related deferred tax assets and liabilities that have been reflected in our Predecessor’s historical combined financial statements have been computed as if our Predecessor were a separate taxpayer using the separate return method. These amounts are not necessarily indicative of our income tax provisions and related deferred tax assets and liabilities. We entered into a tax sharing agreement with Noble on July 31, 2014 that will govern the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.

Our effective tax rates for the three and nine months ended September 30, 2014 were approximately -9.2% and -21.1% on pre-tax loss of $819 million and $557 million, respectively.  The negative effective tax rates were primarily driven by an impairment loss of $929 million during the third quarter of 2014.  The impairment had no corresponding tax benefit, and therefore, did not decrease the tax expense expected to be incurred by the Company during 2014.  Notwithstanding this impairment loss, our effective tax rates would have been higher than the effective tax rates of our Predecessor for the three and nine months ended September 30, 2013, which were approximately 15.8% and 18.1%, respectively.

Prior to the Spin-Off, Noble restructured certain aspects of our business to affect the Separation. This restructuring resulted in tax changes for our business and operations, including our inability to offset taxable operating income with interest expense attributable to borrowings under our senior note indenture and term loan agreement, and ownership of our rigs operating in certain jurisdictions which are now in new structures subject to higher tax rates than prior to the restructuring.  Additionally, certain unfavorable discrete tax items were recorded, including the one in connection with legislation enacted by the U.K. government that restricts deductions on certain intercompany transactions, such as those relating to the bareboat charter agreements used in connection with our U.K. continental shelf operations. This legislation, enacted in July 2014 and effective retroactively to April 1, 2014, resulted in an increase in our income taxes in the U.K.

Other Contingencies

We have received tax audit claims of approximately $295.2 million, of which $53.9 million is subject to indemnity by Noble, primarily in Mexico and Brazil, attributable to our income, customs and other business taxes.  In addition, approximately $40.8 million of tax audit claims attributable to Mexico assessed against Noble may be allocable to us as a result of the Spin-Off. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution of the outstanding assessments will not have a material adverse effect on our combined financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits, and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.  In some cases we will be required to post a surety bond or a letter of credit as collateral to defend us, and as of September 30, 2014, we have no surety bonds associated with tax audit claims outstanding.

In addition, Petróleo Brasileiro S.A. (“Petrobras”) has notified us, along with other industry participants that it is currently challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during the years 2008 and 2009 totaling $115.0 million, of which $32.0 million is subject to indemnity by Noble. Petrobras has also notified us that if they must pay such withholding taxes, it will seek reimbursement from us. We believe that we are contractually indemnified by Petrobras for these amounts and dispute the validity of the assessment. We have notified Petrobras of our position. We will, if necessary, vigorously defend our rights. If we were required to pay such reimbursement, however, the amount of such reimbursement could be substantial and could have a material adverse effect on our financial condition, results of operations and cash flows. See Note 16, “Commitments and Contingencies” to our consolidated and combined financial statements” included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Compensation and Benefit Plan Matters

During the periods prior to the Spin-Off, most of our employees were eligible to participate in various Noble benefit programs. The results of our Predecessor included in these consolidated and combined financial statements include an allocation of the costs of such employee benefit plans. These costs were allocated based on our employee population for each of the periods presented. We consider the expense allocation methodology and results to be reasonable for all periods presented; however, the allocated costs included in the results of our Predecessor and included in these consolidated and combined financial statements could differ from amounts that would have been incurred by us if we operated on a standalone basis and are not necessarily indicative of costs to be incurred in the future.

We have instituted competitive compensation policies and programs, as well as carried over several plans as a standalone public company, the expense for which may differ from the compensation expense allocated by Noble in our Predecessor’s historical combined financial statements.

Public Company Expenses

As a result of the Spin-Off, we became subject to the reporting requirements of the Exchange Act and the SEC’s rules and regulations thereunder. We are required to establish and maintain procedures and practices as a standalone public company in order to comply with our obligations under those laws and the related rules and regulations. As a result, we expect to incur additional costs, for functions including external and internal audit, investor relations, share administration and regulatory compliance. The amount of these expenses will exceed the amount historically allocated to us from Noble for these types of expenses.

Overview

The business environment for offshore drillers during the first nine months of 2014 has been challenging. While the price of Brent crude oil, a key factor in determining customer activity levels, remained generally steady during the first six months of the year at prices between $105/barrel and $115/barrel, there was a significant decline during the third quarter, with the price on September 30, 2014 falling below $95/barrel.  Additionally, many offshore drilling industry analysts project a decrease in the rate of global offshore exploration and development spending in 2015 relative to previous years.

This challenging environment is evidenced by a decrease in contractual activity, particularly for floating rigs.  New contract fixtures for some high specification floating units have been reported at dayrates well below where they were twelve months ago.  We have four of floaters with contracts that expire in 2015.  Jackup activity and dayrates have been relatively strong year-to-date, but according to third party sources (IHS Petrodata), as of  October 23, 2014, 143 jackup drilling rigs were under construction or on order.  These rigs are scheduled for delivery between 2014 and 2017, and a combination of new supply, lower activity levels, and changes in our competitors’ drilling rig fleets could negatively impact the contracting environment, could intensify price competition, could require us to increase our capital investment to keep our rigs competitive or require us to stack or retire rigs that are no longer marketable.

However, while we believe the short-term outlook has downside risks associated with dayrates and utilization for drilling rigs, we continue to have confidence in the long-term fundamentals for the industry. These fundamental factors include crude oil prices that are expected to be above the break-even prices required to incentivize exploration and development, positive exploration results in many basins, geographic expansion of offshore drilling activities, a growing backlog of multi-year field development programs, and greater potential access by our customers to promising offshore regions, as evidenced by energy reform legislation in Mexico that could potentially lead to an increase in drilling activity in Mexican waters.

Asset Impairments

As discussed above, the offshore drilling industry has been challenging during 2014, especially for the floating rig markets.  Our floaters, especially the ones operating in Brazil, do not have the same operational capabilities as the newer rigs which are capable of operating in “ulta-deepwater” (10,000 feet or more). Our competitors have ordered over 80 ultra-deepwater rigs which are expected to be delivered in the next two years, and these rigs will be larger and more efficient than our floaters in Brazil. In addition, our customers’ cost of drilling wells in deeper water have increased dramatically over the past several years.  The combination of higher costs and lower oil prices has reduced our customers’ profitability for drilling deepwater wells, and has put downward pressure on dayrates and reduced the utilization. Certain deepwater drilling rigs have begun to compete for contracts in waters shallower than their full operational capabilities would allow.  Dayrates for recent new contract fixtures for some high specification floating drilling rigs have been lower than those contracts in place in recent history.

Our floaters in Brazil were upgraded in 2012 and 2013 to support new drilling contracts with Petrobras. The contracts were originally to provide contract drilling services for wells in the more mature, traditional (“post-salt”) fields in Brazil.  Over the past five years, Petrobras has made a number of large discoveries in new fields (“pre-salt”). In general, the pre-salt fields are in deeper water, require deeper wells, and involve reservoirs with higher pressures and temperatures than the more mature basins. As a result, pre-salt field exploration and development will require newer rigs that have features that our floaters do not have. Petrobras has begun developing the pre-salt fields, and it will spend significant capital to produce the oil. Petrobras has reduced its budgeted expenditures for the post-salt fields to fund pre-salt development. Based on this, we believe that it will be more challenging to receive contract extensions with similar dayrates and terms as our existing contracts.

During the three months ended September 30, 2014, we identified indicators of impairment which include a downward trajectory of crude oil prices, a decrease in contractual activities (particularly) for floating rigs, and resultant projected declines in dayrates and utilization.  We have therefore concluded that a triggering event occurred that required us to perform an impairment analysis of our fleet of drilling rigs, especially our floaters in Brazil.  We compared the net book value of our drilling rigs to the relative recoverable value, which was determined using an undiscounted cash flow analysis.  As a result of this analysis, we determined that the Paragon DPDS1, Paragon DPDS2 and Paragon DPDS3 drilling rigs were impaired.  We calculated the fair value of these drilling rigs after considering quotes from rig brokers, a cost approach and an income approach, which utilized significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to estimated dayrate revenue, rig utilization and anticipated costs for the remainder of the rigs’ useful lives.  Additionally, we are currently exploring disposition alternatives for the Paragon FPSO1.  We recognized an impairment on this unit after we determined the fair value based on quotes from brokers and price indications from potential interested buyers.  Based on the above analysis, our estimates of fair value resulted in the recognition of an impairment loss of $929 million for the three and nine months ended September 30, 2014.

Management’s assumptions are an inherent part of our asset impairment evaluation, and the use of different assumptions could produce results that differ from those reported.

Contract Drilling Services Backlog

We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth, as of September 30, 2014, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

	For the Years Ending December 31
(Dollars in millions)	Total	2014	2015	2016	2017

Floaters (1)	$965	$156	$443	$255	$111
Jackups (2)	1,042	294	639	107	2
Total(3)	$2,007	$450	$1,082	$362	$113
Percent of available days committed (4)		72%	41%	10%	2%

(1)

Our drilling contracts with Petrobras provide an opportunity for us to earn performance bonuses based on reaching targets for downtime experienced for our rigs operating offshore Brazil, for which we have included in our backlog an amount equal to 50% of potential performance bonuses for such rigs, or $57 million.

(2)

Pemex has the ability to cancel its drilling contracts on 30 days or less notice without Pemex’s making an early termination payment. At September 30, 2014, we had 10 rigs contracted to Pemex, and our backlog included approximately $257 million related to such contracts.

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

Our contract drilling services backlog typically reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to realize. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. As of September 30, 2014, our contract drilling services backlog did not include any letters of intent.

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

The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods set forth in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, achievement of bonuses, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. We generally do not expect to re-contract our floaters until late in their contract terms.  Our floaters accounted for 48% of our backlog at September 30, 2014. Due to the higher dayrates earned by our floaters, until these rigs are re-contracted, our total backlog is expected to decline.

Results of Operations

We consolidate the historical combined financial results of our Predecessor in our results of operations for all periods prior to the Spin-Off.  Historical operations of our Predecessor includes standard specification rigs retained by Noble or sold by Noble prior to the Distribution.  All financial information presented after the Spin-Off represents the results of operations of Paragon.

For the Three Months Ended September 30, 2014 and 2013

Our results of operations for the three months ended September 30, 2014, consist of the consolidated results of Paragon for the two months ended September 30, 2014, and the combined results of our Predecessor for the one month ended July 31, 2014.  Our results of operations for the three months ended September 30, 2013, consist entirely of the combined results of our Predecessor.

Rig Utilization, Operating Days and Average Dayrates

Operating results for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days, and dayrates. The following table sets forth the average rig utilization, operating days, and average dayrates for our rig fleet for the three months ended September 30, 2014 (the “Current Quarter”) and for the three months ended September 30, 2013 (the “Comparable Quarter”):

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	September 30,		September 30,		Change	September 30,		Change
(Dollars in thousands)	2014	2013	2014	2013	%	2014	2013	%

Jackups	77%	93%	2,447	3,096	-21%	$116,967	$105,413	11%
Floaters	76%	67%	583	552	6%	291,498	257,210	13%
Total (3)	77%	84%	3,030	3,648	-17%	$150,548	$128,381	17%

(1)

We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold-stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet.

(2)	Information reflects the number of days that our rigs were operating under contract.
(3)	Excludes the Paragon FPSO1.

The following table sets forth our operating results for the three months ended September 30, 2014 and 2013.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2014	2013	$	%

Operating Revenues
Contract drilling services	$456,174	$468,348	$(12,174)	-3%
Labor contract drilling services	8,562	8,466	96	1%
Reimbursables/Other (1)	40,486	12,868	27,618	215%
	505,222	489,682	15,540	3%
Operating costs and expenses:
Contract drilling services	217,378	219,022	(1,644)	-1%
Labor contract drilling services	6,593	6,110	483	8%
Reimbursables (1)	35,592	9,588	26,004	271%
Depreciation and amortization	108,027	105,445	2,582	2%
General and Administrative	12,037	16,911	(4,874)	-29%
Loss on impairment	928,947	3,585	925,362	**
Gain on disposal of assets, net	—	(35,646)	35,646	**
Gain on contract settlements/extinguishments, net	—	(22,573)	22,573	**
Gain on repurchase of long-term debt	(6,931)	—	(6,931)	**
	1,301,643	302,442	999,201	330%
Operating Income (2)	$(796,421)	$187,240	$(983,661)	-525%

**	Not a meaningful percentage.
(1)

We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.  See below for additional explanation on the increase in the Current Quarter from the Comparable Quarter.

(2)

The rigs retained and sold by Noble represent revenues of $16.2 and $51.3 million for the three months ended September 30, 2014 and 2013 respectively. The expenses for these same periods are $10.3 and $36.6 million, respectively, not including the $35.6 million pre-tax gain recorded on the sale of the Noble Lewis Dugger during the third quarter of 2013.

Contract Drilling Services Operating Revenues — Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter were primarily driven by a 17 % decline in operating days which caused a $60 million decrease in revenues.  This decrease was partially offset by a 17% increase in average dayrates which positively impacted revenues by $48 million.

The decrease in contract drilling services revenues was driven by a $40 million decrease in revenue from our jackups.  The decrease in revenue from our jackups was partially offset by our floaters, which generated approximately $28 million more revenue in the Current Quarter.

The decrease in jackup revenues of $40 million in the Current Quarter was driven by a 21% decrease in jackup operating days, which negatively impacted revenues by $68 million. This decline was partially offset by an 11% increase in jackup average dayrates resulting in a $28 million increase in revenues from the Comparable Quarter.

The decrease in jackup operating days was primarily driven by our rigs operating in the Middle East such as the Paragon M1161, the Paragon M822, the Paragon L1111, and the Paragon L786, which were off contract in the Current Quarter but experienced full utilization during the Comparable Quarter.  This decrease is coupled with increased shipyard time during the Current Quarter on jackups in other regions, including the Paragon M825 and the Paragon L782 both in Africa, the Paragon C20051 in the North Sea, and the Paragon L1116 in Mexico.  Additionally, the decrease in operating days is partially attributable to the Noble Alan Hay and the Noble David Tinsley, which were retained by Noble after the Separation.  The increase in average dayrates resulted from improved market conditions in the shallow water market, particularly for rigs in the North Sea and Middle East.

The increase in floater revenues of $28 million in the Current Quarter was driven by a 13% increase in average dayrates coupled with a 6% increase in operating days, which resulted in a $20 million and a $8 million increase in revenues, respectively, from the Comparable Quarter.

The increase in both average dayrates and operating days for our floaters was impacted by the Paragon DPDS3 operating during all of the Current Quarter after undergoing its reliability upgrade project in the shipyard during the Comparable Quarter. The increase in average dayrates was also driven by increased bonus revenues on the Paragon DPDS1 and Paragon DPDS2 from improvements in operational performance during the Current Quarter while operating in Brazil.  The increase in operating days was partially offset by the Noble Driller, which was retained by Noble after the Separation.

Contract Drilling Services Operating Costs and Expenses — Contract drilling services operating costs and expenses remained consistent in the Current Quarter as compared to the Comparable Quarter.  The reduction in contract drilling operating costs and expenses in the Current Quarter from the rigs retained by Noble was partially offset by increases in operating expenses related to the Paragon DPDS3, which returned to full operations after undergoing its reliability upgrade project in the Comparable Quarter.

Labor Contract Drilling Services Operating Revenues and Costs and Expenses — Labor contract drilling services operating revenues and expenses remained consistent in the Current Quarter as compared to the Comparable Quarter.

Reimbursables Operating Revenues and Costs and Expenses —The $28 million increase in reimbursable revenues and the related $26 million increase in reimbursable costs in the Current Quarter from the Comparable Quarter were primarily due to transition support services we have provided, on a cost-plus basis, to Noble’s remaining Brazil operations.  We will continue to provide both rig-based and shore-based support services through the term of Noble’s existing rig contracts and pursuant to the Transition Service Agreement for Brazil (See Note 16, “Commitments and Contingencies” for additional detail).

Depreciation and Amortization — Depreciation and amortization remained consistent in the Current Quarter as compared to the Comparable Quarter, as the reduction from rigs retained by Noble was offset by the completion of various shipyard projects, including the Paragon DPDS3, which returned to operations during the fourth quarter of 2013.

General and Administrative —As discussed previously, general and administrative expenses in the Comparable Quarter represent costs allocated to our Predecessor based on certain support functions that were provided by Noble on a centralized basis.  Costs in the Current Quarter include both allocated costs for periods prior to the Spin-Off and actual costs incurred for periods subsequent to the Spin-Off.  Costs incurred during the Current Quarter were less than the Comparable Quarter due to differences in staffing levels of our organization relative to Noble’s levels prior to the Distribution.

Loss on Impairment — During the third quarter of 2014, we recognized an impairment loss of $929 million on our three drillships in Brazil and our one cold-stacked FPSO in the U.S. Gulf of Mexico.

Other Expenses

Income tax provision — Our income tax provision increased $46 million in the Current Quarter from the Comparable Quarter primarily due to Noble’s restructuring prior to the Spin-Off and certain unfavorable discrete tax items.  Prior to the Spin-Off, Noble restructured certain aspects of our business to affect the Separation. This restructuring resulted in tax changes for our business and operations, including our inability to offset taxable operating income with interest expense attributable to borrowings under our senior note indenture and term loan agreement, and ownership of our rigs operating in certain jurisdictions which are now in new structures subject to higher tax rates than prior to the restructuring.  Additionally, certain unfavorable discrete tax items were recorded during the Current Quarter, including the one in connection with legislation enacted by the U.K. government that restricts deductions on certain intercompany transactions, such as those relating to the bareboat charter agreements used in connection with our U.K. continental shelf operations. The legislation, enacted in July 2014 and effective retroactively to April 1, 2014, resulted in $6.8 million of income tax expense recognized in the Current Quarter related to the prior quarter.

For the Nine Months Ended September 30, 2014 and 2013

Our results of operations for the nine months ended September 30, 2014, consist of the consolidated results of Paragon for the two months ended September 30, 2014, and the combined results of our Predecessor for the seven months ended July 31, 2014.  Our results of operations for the nine months ended September 30, 2013, consist entirely of the combined results of our Predecessor.

Rig Utilization, Operating Days and Average Dayrates

Operating results for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the nine months ended September 30, 2014 (the “Current Period”) and for the nine months ended September 30, 2013 (the “Comparable Period”):

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Nine Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		September 30,		Change	September 30,		Change
(Dollars in thousands)	2014	2013	2014	2013	%	2014	2013	%

Jackups	79%	92%	7,640	9,202	-17%	$114,078	$101,911	12%
Floaters	77%	66%	1,850	1,610	15%	291,283	253,521	15%
Total (3)	78%	83%	9,490	10,812	-12%	$148,622	$124,490	19%

(1)

We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold-stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet.

(2)	Information reflects the number of days that our rigs were operating under contract.
(3)	Excludes the Paragon FPSO1.

The following table sets forth our operating results for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2014	2013	$	%

Operating Revenues
Contract drilling services	$1,410,471	$1,345,967	$64,504	5%
Labor contract drilling services	24,919	26,150	(1,231)	-5%
Reimbursables/Other (1)	63,379	36,580	26,799	73%
	1,498,769	1,408,697	90,072	6%
Operating costs and expenses:
Contract drilling services	666,158	670,146	(3,988)	-1%
Labor contract drilling services	19,029	17,856	1,173	7%
Reimbursables (1)	51,442	27,185	24,257	89%
Depreciation and amortization	331,147	306,046	25,101	8%
General and Administrative	37,965	47,914	(9,949)	-21%
Loss on impairment	928,947	3,585	925,362	**
Gain on disposal of assets, net	—	(35,646)	35,646	**
Gain on contract settlements/extinguishments, net	—	(24,373)	24,373	**
Gain on repurchase of long-term debt	(6,931)	—	(6,931)	**
	2,027,757	1,012,713	1,015,044	100%
Operating Income (2)	$(528,988)	$395,984	$(924,972)	-234%

**	Not a meaningful percentage.
(1)

We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows. See below for additional explanation on the increase in the Current Period from the Comparable Period.

(2)

The rigs retained and sold by Noble represent revenues of $117.1 and $154.5 million for the nine months ended September 30, 2014 and 2013 respectively. The expenses for these same periods are $71.4 and $108.5 million, respectively, not including the $35.6 million pre-tax gain recorded on the sale of the Noble Lewis Dugger during the third quarter of 2013.

Contract Drilling Services Operating Revenues—Changes in contract drilling services revenues for the Current Period as compared to the Comparable Period were driven by a 19% increase in average dayrates which increased revenues by $163 million.  This increase was partially offset by a 12% decrease in operating days which negatively impacted revenues by $98 million.

The increase in contract drilling services revenues was driven by our floaters, which generated approximately $131 million more revenue in the Current Period. The increase in revenue from our floaters was partially offset by a $66 million decrease in revenues from our jackups.

The increase in floater revenues of $131 million in the Current Period was driven by a 15% increase in average dayrates coupled with a 15% increase in operating days which resulted in a $70 million and a $61 million increase in revenues, respectively, from the Comparable Period.

The increase in both average dayrates and operating days for our floaters was impacted by the Paragon DPDS3 operating during all of the Current Period after undergoing its reliability upgrade project in the shipyard during the Comparable Period. The increase in average dayrates was also driven by increased bonus revenues on the Paragon DPDS1 and Paragon DPDS2 from improvements in operational performance during the Current Period while operating in Brazil.

The $66 million decrease in jackup revenues in the Current Period was driven by a 17% decrease in jackup operating days which resulted in a $159 million decrease in revenues.  This decline was partially offset by a 12% increase in average dayrates which positively impacted revenues by $93 million from the Comparable Period.

The decrease in jackup operating days was primarily driven by our rigs operating in the Middle East such as the Paragon M1161, the Paragon M822, the Paragon L1111, and the Paragon L786, which were off contract for all, or significant portions of, the Current Period but experienced full utilization during the Comparable Period.  This decrease is coupled with increased shipyard time on jackups in other regions, including the Paragon M825 and the Paragon L782 both in Africa, the Paragon C20051 in the North Sea, and the Paragon L1116 in Mexico. Additionally, the decrease in operating days is partially attributable to the Noble Alan Hay and the Noble David Tinsley, which were retained by Noble after the Separation. The increase in average dayrates resulted from improved market conditions in the shallow water market, particularly for our rigs in the Middle East and North Sea.

Contract Drilling Services Operating Costs and Expenses — Contract drilling services operating costs and expenses remained consistent in the Current Period as compared to the Comparable Period, as the reduction in contract drilling operating costs and expenses in the Current Period from the rigs retained by Noble were partially offset by increases from rigs returning to service in late 2013 and early 2014.

Labor Contract Drilling Services Operating Revenues and Costs and Expenses — The decline in revenues associated with our Canadian labor contract drilling services were primarily related to fluctuations in foreign currency exchange rates. Expenses associated with our labor contract drilling services remained relatively constant.

Reimbursables Operating Revenues and Costs and Expenses —The $27 million  increase in reimbursable revenues and the related $24 million increase in reimbursable costs in the Current Period from the Comparable Period were primarily due to transition support services we have provided, on a cost-plus basis, to Noble’s remaining Brazil operations.  We will continue to provide both rig-based and shore-based support services through the term of Noble’s existing rig contracts and pursuant to the Transition Service Agreement for Brazil (See Note 16, “Commitments and Contingencies” for additional detail).

Depreciation and Amortization — The $25 million increase in depreciation and amortization in the Current Period was primarily attributable to completion of the Noble Roger Eason shipyard upgrade. This upgrade was completed and the rig returned to service during the fourth quarter of 2013.

General and Administrative — As discussed previously, general and administrative expenses in the Comparable Period represent costs allocated to our Predecessor based on certain support functions that were provided by Noble on a centralized basis. Costs in the Current Period include both allocated costs for periods prior to the Spin-Off and actual costs incurred for periods subsequent to the Spin-Off.  Costs incurred during the Current Period were less than the Comparable Period due to differences in staffing levels of our organization relative to Noble’s levels prior to the Distribution.

Loss on Impairment — During the third quarter of 2014, we recognized an impairment loss of $929 million on our three drillships in Brazil and our one cold-stacked FPSO in the U.S. Gulf of Mexico.

Other Expenses

Income tax provision — Our income tax provision increased $47 million in the Current Period from the Comparable Period primarily due to Noble’s restructuring prior to the Spin-Off and certain unfavorable discrete tax items.  Prior to the Spin-Off, Noble restructured certain aspects of our business to affect the Separation. This restructuring resulted in tax changes for our business and operations, including our inability to offset taxable operating income with interest expense attributable to borrowings under our senior note indenture and term loan agreement, and ownership of our rigs operating in certain jurisdictions which are now in new structures subject to higher tax rates than prior to the restructuring.  Additionally, certain unfavorable discrete tax items were recorded during the Current Quarter, including the one in connection with legislation enacted by the U.K. government that restricts deductions on certain intercompany transactions, such as those relating to the bareboat charter agreements used in connection with our U.K. continental shelf operations.

Liquidity and Capital Resources

In connection with the Separation, we  entered into a senior secured revolving credit agreement, a term loan agreement, and a senior note indenture described below that contain customary covenants relating to, among other things, the incurrence of additional indebtedness, dividends and other restricted payments and mergers, consolidations or the sale of substantially all of our assets.   In addition, we have obtained surety lines to provide performance bonds for drilling contracts and tax assessments.

On June 17, 2014, we entered into a senior secured revolving credit agreement with lenders that provided commitments in the amount of $800 million (the “Revolving Credit Facility”). The Revolving Credit Facility has a term of five years after the funding date. Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) an adjusted LIBOR, plus a margin ranging between 1.50% to 2.50%, depending on our leverage ratio, or (ii) the Base Rate.  Under the Revolving Credit Facility, we may also obtain up to $800 million of letters of credit.  Issuance of letters of credit under the Revolving Credit Facility would reduce amounts available for borrowing.  As of September 30, 2014, we had no borrowings outstanding and an aggregate amount of $8.8 million of letters of credit issued under the Revolving Credit Facility.

On July 18, 2014, we issued $1.08 billion of senior notes (the “Senior Notes”) and also borrowed $650 million under a term loan facility (the “Term Loan Facility”). The Term Loan Facility is secured by all but three of our rigs. The proceeds from the Term Loan Facility and the Senior Notes were used to repay $1.7 billion of intercompany indebtedness to Noble incurred as partial consideration for the Separation. The Senior Notes consisted of $500 million of 6.75% senior notes and $580 million of 7.25% senior notes, which mature on July 15, 2022 and August 15, 2024, respectively. The Senior Notes were issued without an original issue discount. Borrowings under the Term Loan Facility bear interest at an adjusted LIBOR rate plus 2.75%, subject to a minimum LIBOR rate of 1% or a base rate plus 1.75%, at our option. We are required to make quarterly principal payments of $1.6 million, or $6.5 million annually, and may prepay all or a portion of the term loans at any time.  The Term Loan Facility matures in July 2021. The loans under the Term Loan Facility were issued with 0.5% original issue discount.

In connection with the issuance of the aforementioned debt, we and our Predecessor incurred $35.1 million of issuance costs.  We received the debt proceeds net of $16.2 million of issuance costs incurred.

The covenants and events of default under our Revolving Credit Facility, Senior Notes, and Term Loan Facility are substantially similar. The agreements governing these obligations contain covenants that place restrictions on certain merger and consolidation transactions; our ability to sell or transfer certain assets; payment of dividends; making distributions; redemption of stock; incurrence or guarantee of debt; issuance of loans; prepayment; redemption of certain debt; as well as incurrence or assumption of certain liens. In addition to these covenants, the Revolving Credit Facility includes a covenant requiring us to maintain a net leverage ratio (defined as total debt, net of cash and cash equivalents, divided by earnings excluding interest, taxes, depreciation and amortization charges) less than 4.00 to 1.00 and a covenant requiring us to maintain a minimum interest coverage ratio (defined as interest expense divided by earnings excluding interest, taxes, depreciation and amortization charges) greater than 3.00 to 1.00.  As of September 30, 2014, we were in compliance with the covenants under our Revolving Credit Facility by maintaining a net leverage ratio of 1.8 and an interest coverage ratio of 8.4.  The impairment charge taken in the current quarter does not impact our debt covenant calculations because it is a non-cash charge and is excluded from our covenant calculations.

During the three months ended September 30, 2014, we repurchased and cancelled an aggregate principal amount of $50.2 million of our Senior Notes at an aggregate cost of $43.1 million including accrued interest.  The repurchases consisted of $22.9 million aggregate principal amount of our 6.75% senior notes due 2022 and $27.3 million aggregate principal amount of our 7.25% senior notes due 2024.  Subsequent to September 30, 2014, we repurchased and cancelled an aggregate principal amount of $10.0 million of our Senior Notes at an aggregate cost of $8.5 million, including accrued interest.  The repurchases subsequent to September 30, 2014 consisted of $4.4 million aggregate principal amount of our 6.75% senior notes due 2022 and $5.6 million aggregate principal amount of our 7.25% senior notes due 2024.  As a result of the repurchases, we recognized a total gain on debt retirement, net of the write-off of issuance costs, of approximately $8.4 million, of which approximately $6.9 million was recorded in the third quarter 2014 and included in “Gain on repurchase of long-term debt.”  All Senior Note repurchases were made using available cash balances.

Our working capital and capital expenditure requirements have historically been part of the corporate-wide cash management program for Noble.  After the Distribution, we have been solely responsible for the provision of funds to finance our working capital and other cash requirements.  We expect our primary sources of liquidity in the future will be cash generated from operations, our Revolving Credit Facility and any future financing arrangements, if necessary. Our principal uses of liquidity will be to fund our operating expenditures and capital expenditures, including major projects, upgrades and replacements to drilling equipment, to service our outstanding indebtedness, acquisitions and to pay future dividends.

We believe our liquidity will be sufficient to fund our operations for at least the next 12 months. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flows from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to reduce or delay our capital expenditures, sell assets, refrain from paying or reduce the amount of any dividends, obtain additional debt or equity financing, or refinance all or a portion of our debt.

Financial Resources and Liquidity

The table below sets forth a summary of our cash flow information for the nine months ended September 30, 2014 and 2013.  Our cash flows for the nine months ended September 30, 2014, consist of the consolidated results of Paragon for the two months ended September 30, 2014, and the combined results of our Predecessor for the seven months ended July 31, 2014.  Our cash flows for the nine months ended September 30, 2013, consist entirely of the combined results of our Predecessor.

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013

Cash flows provided by (used in):
Operating activities	$566,102	$587,514
Investing activities	(178,781)	(239,603)
Financing activities	(341,994)	(362,793)

Changes in cash flows from operating activities from period to period are primarily driven by changes in net income. See discussion of changes in Net Income in “Results of Operations.”  Additionally, changes in operating cash flows for the Current Period were a result of increases in Accounts Receivable for timing of payments from customers and changes in Other Current Liabilities for accruals of taxes and interest.  Changes in cash flows from investing activities are dependent upon our and our Predecessor’s level of capital expenditures, which varies based on the timing of projects.  For the period prior to the Spin-Off, changes in cash flows from financing activities are based on activity under Noble’s commercial paper program and credit facilities and investments to and from Parent, while changes in cash flows from financing activities for the periods after the Spin-Off are based on activity under our Senior Notes and Term Loan Facility.

Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;
•	committed capital expenditures;
•	discretionary capital expenditures, including various capital upgrades;
•	acquisitions;
•	dividends;
•	reduction of outstanding debt; and
•	share repurchases.

We currently expect to fund these cash flow needs with cash generated by our operations, available cash balances, borrowings under credit facilities, potential issuances of long-term debt, or asset sales.

At September 30, 2014, we had a total contract drilling services backlog of approximately $2.0 billion. Our backlog as of September 30, 2014 reflects a commitment of 72% of available days for the remainder of 2014 and 41% of available days for 2015. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”

Capital Expenditures

Capital expenditures totaled $182 million during the nine months ended September 30, 2014 and $284 million during the nine months ended September 30, 2013.  Capital expenditures for the nine months ended September 30, 2013 included $124 million related to upgrade projects on drillships in Brazil, which we completed in 2013. As of September 30, 2014, we had approximately $58 million in capital commitments related to ongoing major projects, upgrades and replacements to drilling equipment, all of which we expect to spend within the next twelve months. Capital commitments include all open purchase orders issued to vendors to procure capital equipment.

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

New Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends FASB Accounting Standards Codification (“ASC”) Topic 205, “Presentation of Financial Statements” and ASC Topic 360, “Property, Plant, and Equipment.” This ASU alters the definition of a discontinued operation to cover only asset disposals that are a strategic shift with a major effect on an entity’s operations and finances, and calls for more extensive disclosures about a discontinued operation’s assets, liabilities, income and expenses. The guidance is effective for all disposals, or classifications as held-for-sale, of components of an entity that occur within annual periods, and interim periods within those annual periods, beginning on or after December 15, 2014. We do not expect that our adoption will have a material impact on our financial statements or disclosures in our financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern.”  This ASU codifies management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The guidance is effective for interim and annual periods beginning on or after December 15, 2016 as early adoption is permitted.  We do not expect that our adoption will have a material impact on our financial statements or disclosures in our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for loss from a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.

Interest Rate Risk

For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant.  We are subject to market risk exposure related to changes in interest rates on borrowings under our Term Loan Facility and Revolving Credit Facility.  Interest on borrowings under the Revolving Credit Facility is at an agreed upon percentage point spread over adjusted LIBOR, or base rate as stated in the agreement.  At September 30, 2014, we did not have any borrowings outstanding under our Revolving Credit Facility.  Interest on borrowings under the Term Loan Facility is at an agreed upon percentage point spread over adjusted LIBOR (subject to a 1% floor), or base rate as stated in the agreement.  At September 30, 2014, we had $646.8 million in borrowings outstanding under our Term Loan Facility, net of unamortized discount.  Since we are currently subject to the 1% LIBOR floor, our Term Loan Facility effectively bears interest at a fixed interest rate, as such, the fair value of our Term Loan Facility was approximately $607.8 million at September 30, 2014.  Related interest expense for the nine months ended September 30, 2014 was $5.5 million. Holding other variables constant (such as debt levels), a 1% increase in interest rates would increase our annual interest expense by approximately $6.5 million.

Our Senior Notes bear interest at a fixed interest rate and fair value will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk.  The fair value of our Senior Notes was approximately $878.7 million at September 30, 2014, compared to the principal amount of $1.03 billion.

Foreign Currency Risk

Although we are a U.K. company, we define foreign currency as any non-U.S. denominated currency. Our functional currency is primarily the U.S. dollar, which is consistent with the oil and gas industry. However, outside the United States, a portion of our expenses are incurred in local currencies. Therefore, when the U.S. Dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in U.S. Dollars will increase (decrease).

We are exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currencies that are other than the U.S. Dollar. To help manage this potential risk, we periodically enter into derivative instruments to manage our exposure to fluctuations in currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. These contracts are primarily accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the consolidated balance sheet and in “Accumulated other comprehensive loss” (“AOCL”).  Amounts recorded in AOCL are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings.  The ineffective portion of changes in the fair value of the hedged item is recorded directly to earnings.  We have documented policies and procedures to monitor and control the use of derivative instruments.  We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives.

Our North Sea, Mexico and Brazil operations have a significant amount of their cash operating expenses payable in local currencies.  To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies.  We have entered into forward contracts, for the remainder of 2014 such that we achieve hedge coverage of 60% or less of our forecasted local currency requirements.  The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $39.1 million at September 30, 2014.  Total unrealized gains related to these forward contracts were not material as of September 30, 2014 and were recorded as part of AOCL.  A ten percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $4 million.

Item 4. Controls and Procedures

Randall D. Stilley, President, Chief Executive Officer, and Director of Paragon, and Steven A. Manz, Senior Vice President and Chief Financial Officer of Paragon, have evaluated the disclosure controls and procedures of Paragon as of the end of the period covered by this report. On the basis of this evaluation, Mr. Stilley and Mr. Manz have concluded that Paragon’s disclosure controls and procedures were effective as of September 30, 2014. Paragon’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Paragon in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 16, “Commitments and Contingencies” of the consolidated and combined financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

Risk Factors Relating to Our Business

The risk factors below update and supplement the risks described under Item 1A, “Risk Factors,” in our Registration Statement on Form 10, as amended.

Our effective tax rate as a standalone business will be substantially higher than our effective tax rate as a wholly-owned subsidiary of Noble.

Prior to the Spin-Off, Noble restructured certain aspects of our business to affect our separation from Noble. This restructuring resulted in significant tax changes for our business and operations following the Spin-Off. These tax changes include our inability to offset taxable operating income with interest expense attributable to borrowings under our senior note indenture and term loan agreement, as well as our ownership of our rigs operating in Mexico in new structures subject to higher tax rates than prior to the restructuring. In addition, in July 2014, legislation was enacted in the U.K. that restricts deductions on certain intercompany transactions, such as those relating to the bareboat charter agreements used in connection with our U.K. continental shelf operations.  As a result, our effective tax rate as a standalone entity is substantially higher than our effective tax rate prior to the Spin-Off. If we are unable to address these tax changes, it could materially adversely affect our business, financial condition and results of operations.

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

Paragon Offshore plc, a company registered under the laws of England and Wales

/s/ Randall D. Stilley	November 13, 2014
Randall D. Stilley	Date
President, Chief Executive Officer, and Director
(Principal Executive Officer)

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

3.1*	Articles of Association of Paragon Offshore plc.
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

Number	Description
10.11*

Form of Change of Control Agreement between Paragon Offshore plc and certain officers thereof (incorporated by reference to Exhibit 10.2 to Paragon Offshore plc’s Current Report on Form 8-K (Commission File No. 001-36465) filed on August 18, 2014).

10.12*

Form of Performance Vested Restricted Stock Unit Replacement Award Agreement (incorporated by reference to Exhibit 10.12 to Paragon Offshore plc’s Quarterly Report on Form 10-Q (Commission File No. 001-36465) filed on August 29, 2014.

10.13*

Form of Time Vested Restricted Stock Unit Replacement Award Agreement (incorporated by reference to Exhibit 10.13 to Paragon Offshore plc’s Quarterly Report on Form 10-Q (Commission File No. 001-36465) filed on August 29, 2014.

10.14*

Form of Employee Time Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.14 to Paragon Offshore plc’s Quarterly Report on Form 10-Q (Commission File No. 001-36465) filed on August 29, 2014.

10.15*

Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.15 to Paragon Offshore plc’s Quarterly Report on Form 10-Q (Commission File No. 001-36465) filed on August 29, 2014.

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