Form 10-Q
period 2015-03-31
PARAGON OFFSHORE PLC
filed 2015-05-14
CIK 1594590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________

FORM 10-Q
________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015

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
Registrant’s telephone number, including area code: + 1 832 783 4000
______________________________________________________
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

Number of shares outstanding and trading at April 30, 2015: 85,258,164

PARAGON OFFSHORE plc
FORM 10-Q
For the Quarter Ended March 31, 2015

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
PARAGON OFFSHORE plc
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$85,773	$56,772
Restricted cash	—	12,502
Accounts receivable, net of allowance for doubtful accounts	348,997	539,376
Prepaid and other current assets	84,268	104,644
Total current assets	519,038	713,294
Property and equipment, at cost	4,844,956	4,842,112
Accumulated depreciation	(2,485,283)	(2,431,752)
Property and equipment, net	2,359,673	2,410,360
Other assets	127,597	129,735
Total assets	$3,006,308	$3,253,389
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$6,500	$272,166
Accounts payable	140,471	160,874
Accrued payroll and related costs	47,983	81,416
Taxes payable	46,744	69,033
Interest payable	11,627	33,658
Other current liabilities	86,706	105,147
Total current liabilities	340,031	722,294
Long-term debt	1,990,930	1,888,439
Deferred income taxes	57,631	58,497
Other liabilities	72,087	89,910
Total liabilities	2,460,679	2,759,140
Commitments and contingencies
Equity
Ordinary shares, $0.01 par value, 186,457,393 shares authorized; with 85,528,164 and 84,753,393 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	855	848
Additional paid-in capital	1,418,046	1,423,153
Retained deficit	(834,122)	(895,249)
Accumulated other comprehensive loss	(39,150)	(37,144)
Total shareholders’ equity	545,629	491,608
Non-controlling interest	—	2,641
Total equity	545,629	494,249
Total liabilities and equity	$3,006,308	$3,253,389
See accompanying notes to the unaudited consolidated and combined financial statements.

PARAGON OFFSHORE plc
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating revenues
Contract drilling services	$399,819	$491,963
Reimbursables	23,664	14,416
Labor contract drilling services	7,165	8,211
	430,648	514,590
Operating costs and expenses
Contract drilling services	225,105	226,462
Reimbursables	19,978	10,625
Labor contract drilling services	5,613	6,213
Depreciation and amortization	90,075	110,584
General and administrative	15,364	13,245
Gain on disposal of assets, net	(16,795)	—
Gain on repurchase of long-term debt	(4,345)	—
	334,995	367,129
Operating income	95,653	147,461
Other income (expense)
Interest expense, net of amount capitalized	(30,195)	(3,300)
Interest income and other, net	2,265	187
Income before income taxes	67,723	144,348
Income tax provision	(6,565)	(19,782)
Net income	$61,158	$124,566
Net income attributable to non-controlling interest	(31)	—
Net income attributable to Paragon Offshore	$61,127	$124,566

Earnings per share
Basic and diluted	$0.69	$1.47

Weighted-average shares outstanding
Basic and diluted	85,055	84,753
See accompanying notes to the unaudited consolidated and combined financial statements.

PARAGON OFFSHORE plc
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$61,158	$124,566
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,198)	(36)
Net pension plan gain	197	—
Amortization of deferred pension plan amounts	(5)	—
Total other comprehensive loss, net	(2,006)	(36)
Total comprehensive income	$59,152	$124,530
See accompanying notes to the unaudited consolidated and combined financial statements.

PARAGON OFFSHORE plc
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income	$61,158	$124,566
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	90,075	110,584
Gain on disposal of assets, net	(16,795)	—
Gain on repurchase of long-term debt	(4,345)	—
Deferred income taxes	1,270	(1,389)
Share-based compensation	4,765	6,255
Provision for doubtful accounts	9,219	—
Net change in other assets and liabilities	65,038	(40,393)
Net cash from operating activities	210,385	199,623
Cash flows from investing activities
Capital expenditures	(50,699)	(42,524)
Proceeds from sale of assets	24,007	—
Acquisition of Prospector Offshore Drilling S.A. non-controlling interest	(2,185)	—
Change in restricted cash	12,502	—
Change in accrued capital expenditures	(6,172)	(12,937)
Net cash from investing activities	(22,547)	(55,461)
Cash flows from financing activities
Net change in borrowings on Predecessor bank credit facilities	—	422,402
Net change in borrowings outstanding on Revolving Credit Facility	216,000	—
Repayment of Term Loan Facility	(1,625)	—
Repayment of Prospector Senior Credit Facility	(265,666)	—
Repayment of Prospector Bonds	(101,000)	—
Purchase of Senior Notes	(6,546)	—
Debt issuance costs	—	(381)
Net transfers to parent	—	(570,539)
Net cash from financing activities	(158,837)	(148,518)
Net change in cash and cash equivalents	29,001	(4,356)
Cash and cash equivalents, beginning of period	56,772	36,581
Cash and cash equivalents, end of period	$85,773	$32,225
Supplemental information for non-cash activities
Transfer from parent of property and equipment	—	17,951
Adjustments to distributions by former parent	9,493	—
See accompanying notes to the unaudited consolidated and combined financial statements.

PARAGON OFFSHORE plc
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive (Loss)/Gain	Net Parent Investment	Total Stockholders’ Equity and Net Parent Investment	Non-controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2013	—	$—	$—	$—	$(6)	$2,005,339	$2,005,333	$—	$2,005,333
Net income	—	—	—	—	—	124,566	124,566	—	124,566
Net transfers to parent	—	—	—	—	—	(546,333)	(546,333)	—	(546,333)
Foreign currency translation adjustments	—	—	—	—	(36)	—	(36)	—	(36)
Balance at March 31, 2014	—	$—	$—	$—	$(42)	$1,583,572	$1,583,530	$—	$1,583,530

Balance at December 31, 2014	84,753	$848	$1,423,153	$(895,249)	$(37,144)	$—	$491,608	$2,641	$494,249
Net income	—	—	—	61,127	—	—	61,127	31	61,158
Adjustments to distribution by former parent	—	—	(9,493)	—	—	—	(9,493)	—	(9,493)
Employee related equity activity
Amortization of share-based compensation	—	—	4,599	—	—	—	4,599	—	4,599
Issuance of share-based compensation shares	775	7	(700)	—	—	—	(693)	—	(693)
Acquisition of Prospector non-controlling interest	—	—	487	—	—	—	487	(2,672)	(2,185)
Other comprehensive loss, net	—	—	—	—	(2,006)	—	(2,006)	—	(2,006)
Balance at March 31, 2015	85,528	$855	$1,418,046	$(834,122)	$(39,150)	$—	$545,629	$—	$545,629
See accompanying notes to the unaudited consolidated and combined financial statements.

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
Acquisition of Prospector Offshore Drilling S. A.
On November 17, 2014, Paragon initiated the acquisition of the outstanding shares of Prospector Offshore Drilling S.A. (“Prospector”), an offshore drilling company organized in Luxembourg and traded on the Oslo Axess, from certain shareholders and in open market purchases. As of December 31, 2014, we owned approximately 93.4 million shares, or 98.7%, of the outstanding shares of Prospector. In addition, we assumed aggregate debt of $367 million, which comprised $100 million par value of Prospector’s 2019 Second Lien Callable Bond (“Prospector Bonds”) and Prospector’s 2018 Senior Secured Credit Facility (“Prospector Senior Credit Facility”), which at the time of acquisition had $266 million in borrowings outstanding. On January 22, 2015, we settled a mandatory tender offer for additional outstanding shares, increasing our ownership to approximately 99.6% of the outstanding shares of Prospector. On February 23, 2015, we acquired all remaining issued and outstanding shares in Prospector pursuant to the laws of Luxembourg. We spent approximately $202 million in aggregate to acquire 100% of Prospector and funded the purchase of the shares of Prospector using proceeds from our revolving credit facility and cash on hand.
During the first quarter of 2015, we repurchased $100 million par value of the Prospector Bonds at a price of 101% of par, plus accrued interest, pursuant to change of control provisions of the bonds. On March 16, 2015, we repaid the principal balance outstanding under the Prospector Senior Credit Facility, which totaled approximately $261 million, including accrued interest, through the use of cash on hand and borrowings under our senior secured revolving credit facility.
The Prospector acquisition expanded and enhanced our global fleet by adding two high specification jackups contracted to Total E&P U.K. Limited and Elf Exploration U.K. Limited (collectively “Total S.A.”) for use in the United Kingdom sector of the North Sea. In connection with our acquisition of Prospector, we acquired subsidiaries that contracted for the construction of three newbuild high specification jackup rigs by Shanghai Waigaoqiao Ship Co. Ltd. (“SWS”) in China.  These rigs are currently scheduled for delivery in the second quarter of 2015, third quarter of 2015 and first quarter of 2016, respectively. Each newbuild is being built pursuant to a contract between one of these subsidiaries and SWS, without a Paragon or Prospector parent company guarantee or other direct recourse to any other subsidiary of Paragon other than the applicable subsidiary.
Prospector’s results of operations were included in our results beginning on November 17, 2014. The following unaudited pro forma financial information for the three months ended March 31, 2014, gives effect to the Prospector acquisition as if it had occurred at the beginning of the comparable period presented. The pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

Three Months Ended
(In thousands, except per share amounts)	March 31, 2014
Total operating revenues	$516,342
Net income	107,923
Earnings per share (basic and diluted)	$1.27

Revenues from the Prospector rigs totaled $8 million from the closing date of November 17, 2014 through December 31, 2014 and $32 million for the three months ended March 31, 2015. Operating expenses for these periods totaled $4 million and $23 million, respectively, for the Prospector rigs.
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
Our Predecessor’s historical combined financial statements for the periods prior to the Spin-Off include assets and liabilities that are specifically identifiable or have been allocated to our Predecessor. Revenues and costs directly related to our Predecessor have been included in the accompanying combined financial statements. Our Predecessor received service and support functions from Noble and the costs associated with these support functions have been allocated to our Predecessor using various inputs, such as head count, services rendered, and assets assigned to our Predecessor. Our management considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to us for purposes of the carve-out financial statements; however, the expenses reflected in the results of our Predecessor and included in these combined statements may not be indicative of the actual expenses that would have been incurred during the periods presented if our Predecessor had operated as a separate standalone entity and may not be indicative of expenses that will be incurred in the future by us. These allocated costs are primarily related to corporate administrative expenses including executive oversight, employee related costs including pensions and other benefits, and corporate and shared employees for the following functional groups:

•	information technology,

•	legal, accounting, finance and treasury services,

•	human resources,

•	marketing, and

•	other corporate and infrastructural services.
We consolidate the historical combined financial results of our Predecessor in our combined financial statements for all periods prior to the Spin-Off. All financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows of Paragon.
Prior to the Spin-Off, our total equity represented the cumulative net parent investment by Noble, including any prior net income attributable to our Predecessor as part of Noble. At the Spin-Off, Noble contributed its entire net parent investment in our Predecessor. Concurrent with the Spin-Off and in accordance with the terms of our Separation from Noble, certain assets and liabilities were transferred between us and Noble, which have been recorded as part of the net capital contributed by Noble. During the first quarter of 2015, we recorded an out-of-period adjustment to the opening balance sheet of our Predecessor by approximately $9 million to reflect transfers of fixed assets resulting from the Spin-Off between us and our former parent as well as revisions in estimates of liabilities associated with the Spin-Off.
As our Predecessor previously operated within Noble’s corporate cash management program for all periods prior to the Distribution, funding requirements and related transactions between our Predecessor and Noble have been summarized and reflected as changes in equity without regard to whether the funding represents a receivable, liability or equity. Based on the terms of our Separation from Noble, we ceased being a part of Noble’s corporate cash management program.  Any transactions with Noble after August 1, 2014 have been, and will continue to be, cash settled in the ordinary course of business, and such amounts, which totaled approximately $1 million and $2 million at March 31, 2015 and December 31, 2014, respectively, are included in “Accounts payable” on our Consolidated Balance Sheets.

Summary of Significant Accounting Policies and Estimates
Our consolidated and combined financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. The significant accounting policy and estimate below updates and supplements those described in our Annual Report on Form 10-K for the year ended December 31, 2014 and should be considered together with the policies and estimates described in that report.
Allowance for Doubtful Accounts
Historically, our uncollectible accounts receivable have been immaterial, and typically, we do not require collateral for our receivables. We provide an allowance for uncollectible accounts, as necessary, on a specific identification basis. Our allowance for doubtful accounts was $10 million and $1 million at March 31, 2015 and December 31, 2014, respectively. Bad debt expense of $9 million was recorded for the three months ended March 31, 2015. No bad debt expense was recorded for the three months ended March 31, 2014. Bad debt expense is reported as a component of “Contract drilling services operating costs and expense” in our Consolidated and Combined Statement of Income for the three months ended March 31, 2015.
Liquidity
Prior to the Distribution, our working capital and capital expenditure requirements were a part of Noble’s cash management program. After the Distribution, we have been solely responsible for the provision of funds to finance our working capital and other cash requirements. We expect our primary sources of liquidity in the future will be cash generated from operations, borrowings under our senior secured revolving credit facility, any future financing arrangements, and equity issuances, if necessary. Our principal uses of liquidity will be to fund our operating expenditures and capital expenditures, including major projects, upgrades and replacements to drilling equipment, to service our outstanding indebtedness, acquisitions and to pay future dividends.
At March 31, 2015, we had $86 million of cash on hand and $410 million of committed financing available under our senior secured revolving credit facility, which will expire in 2019. During the first quarter of 2015, we repurchased $100 million par value of the Prospector Bonds at a price of 101% of par, plus accrued interest, pursuant to change of control provisions of the bonds. On March 16, 2015, the remaining principal balance outstanding under the Prospector Senior Credit Facility in the amount of $261 million, including accrued interest was paid in full through the use of cash on hand and borrowings under our senior secured revolving credit facility.
At March 31, 2015, we have purchase commitments of $400 million and $199 million currently due in 2015 and 2016, respectively, related to three high specification jack up rigs under construction. Each of these rigs is being built pursuant to a contract between a subsidiary of Prospector and the shipyard, without a Paragon or Prospector parent company guarantee or other direct recourse to any other subsidiary of Paragon other than the applicable subsidiary. We are currently in discussions with the shipyard to extend delivery under these contracts. In the event we are unable to extend delivery of any rig, we will lose ownership of that rig, at which time, the associated costs currently capitalized (primarily representing down-payments on these rigs) on our balance sheet will be written off. At March 31, 2015, we had approximately $41 million in capitalized costs associated with all three rigs.
Our debt facilities are subject to financial and non-financial covenants. While we currently satisfy our covenants, current market conditions may prevent us from maintaining compliance at the December 31, 2015 measurement date; however, there are measures within our control to help maintain compliance with these financial and non-financial covenants, such as reducing our operating and capital expenses, and/or designating certain of the Prospector subsidiaries as restricted subsidiaries under our debt agreements, which would allow us to include such subsidiaries’ financial results in these covenant calculations of our debt agreements, or seek a waiver on the covenants from our lenders.  Prospector has been designated as an unrestricted subsidiary under our Revolving Credit Facility, Term Loan Facility, and Senior Notes. As a result, the assets, liabilities, and financial results of Prospector are excluded from the financial covenants applicable to Paragon and its other subsidiaries under these debt facilities.
During the first quarter of 2015 we had significant collections of outstanding customer receivables including a total of $290 million from Petróleos Brasileiro S.A. (“Petrobras”) and Petróleos Mexicanos (“Pemex”). We expect that our operating cash flows coupled with financing available under our revolving credit facility will be sufficient to meet our liquidity needs for at least the next twelve months. Our ability to continue to fund our operations will be affected by general economic, competitive and other factors, many of which are outside of our control. To the extent current market conditions continue for a prolonged period or worsen, funding our operations will become more challenging. If our future cash flows from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to reduce or delay our capital and operational expenditures, sell assets, obtain additional debt or equity financing, or refinance all or a portion of our debt.

Unaudited Interim Information
The accompanying unaudited interim consolidated financial statements of Paragon Offshore plc and its subsidiaries as of March 31, 2015 and for the three months ended March 31, 2015, including the combined results of our Predecessor for the three months ended March 31, 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures have been condensed or omitted as permitted by such rules. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a recurring nature. The March 31, 2015 Consolidated Balance Sheet presented herein is derived from the December 31, 2014 audited consolidated and combined financial statements. These interim financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The interim financial results may not be indicative of the results to be expected for the full year. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

NOTE 2—EARNINGS/LOSS PER SHARE
Our outstanding share-based payment awards currently consist solely of restricted stock units. These unvested restricted stock units, which contain non-forfeitable rights to dividends, are deemed to be participating securities and are included in the computation of earnings per share pursuant to the “two-class” method. The “two-class” method allocates undistributed earnings between ordinary shares and participating securities; however, in a period of net loss, losses are not allocated to participating securities.
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
Our basis of presentation related to weighted average unvested shares outstanding for all periods prior to the Spin-Off does not include our unvested restricted stock units that were granted to our employees in conjunction with Paragon’s 2014 Employee Omnibus Incentive Plan. As a result, we have no earnings allocated to unvested share-based payment awards in our earnings per share calculation for periods prior to the Spin-Off.

The following table sets forth the computation of basic and diluted net income and earnings per share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2015	2014
Allocation of income - basic and diluted
Net income attributable to Paragon	$61,127	$124,566
Earnings allocated to unvested share-based payment awards	(2,854)	—
Net income to ordinary shareholders - Basic and diluted	$58,273	$124,566

Weighted average shares outstanding
Basic and diluted	85,055	84,753

Weighted average unvested share-based payment awards	4,166	—

Earnings per share
Basic and diluted	$0.69	$1.47

NOTE 3—SHARE-BASED COMPENSATION
Predecessor Plan
For all periods prior to the Spin-Off, our Predecessor was managed in the normal course of business by Noble and its subsidiaries. Noble provides a stock-based compensation plan to its employees that is granted and settled in stock of Noble. Prior to the Spin-Off and to the extent that Company employees participated in this plan, the results of our Predecessor were allocated a portion of the associated expenses (see Note 15, “Related Parties (Including Relationship with Parent and Corporate Allocations)” for total costs allocated to us by Noble).
Paragon employees’ participation in Noble’s 1991 Stock Option and Restricted Stock Plan (“Noble 1991 Plan”) was terminated at the time of the Distribution. All Noble time-vested restricted stock units (“TVRSU’s”) held by our employees under the Noble 1991 Plan were canceled at the Distribution, and we granted Paragon TVRSU’s that were intended to be of equivalent value and remaining duration with regard to these canceled awards. With respect to outstanding Noble performance-vested restricted stock units (“PVRSU’s”) held by our employees under the Noble 1991 Plan, a portion of such PVRSU’s continues to be held by those employees and a portion has been canceled. With regard to the canceled portion of Noble PVRSU’s at the time of the Distribution, we either granted the affected employee Paragon PVRSU’s that were intended to be of equivalent value and duration at the time of grant to the canceled portion of the Noble award, or provided the employee compensation of equivalent value to the benefit the employee would have received had the canceled portion of the Noble awards remained in effect.
Paragon Plans
In conjunction with the Spin-Off, we adopted new equity incentive plans for our employees and directors, the Paragon Offshore plc 2014 Employee Omnibus Incentive Plan (the “Employee Plan”) and the Paragon Offshore plc 2014 Director Omnibus Plan (the “Director Plan”). Replacement awards of Paragon TVRSU’s and PVRSU’s as well as new share-settled and cash-settled awards have been granted under the Employee Plan and the Director Plan.

Shares available for issuance and outstanding restricted stock units under our two equity incentive plans as of March 31, 2015 are as follows (excluding the impact of cash-settled awards):

(In shares)	Employee Plan	Director Plan
Shares available for future awards or grants	1,004,508	40,983
Outstanding unvested restricted stock units	6,399,271	459,017
In May 2015, an additional 3.2 million and 1.0 million shares were approved by our shareholders for issuance under the Employee Plan and the Director Plan, respectively.
We have awarded both TVRSU’s and PVRSU’s under our Employee Plan and TVRSU’s under our Director Plan. The TVRSU’s under our Employee Plan generally vest over a three year period. The number of PVRSU’s which vest will depend on the degree of achievement of specified corporate accounting-based and market-based performance criteria over the service period. Under the Employee Plan we have also awarded TVRSU’s that may be settled only in cash (CS-TVRSU’s) and are accounted for as liability-based awards. The CS-TVRSU’s vest over a three year period.
Our TVRSU’s are valued on the date of award at our underlying share price. The total compensation for units that ultimately vest is recognized using a straight-line method over the service period. The shares and related nominal value are recorded when the restricted stock unit vests and additional paid-in capital is adjusted as the share-based compensation cost is recognized for financial reporting purposes. Our CS-TVRSU’s are recorded as a liability and are valued at the end of each reporting period at our underlying share price. They are remeasured on each balance sheet date and total compensation for units that ultimately vest is recognized over the service period.
We have awarded both accounting-based and market-based PVRSU’s under our Employee Plan. Our accounting-based PVRSU’s are valued on the date of award at our underlying share price. Total compensation cost recognized for the accounting-based PVRSU’s depends on a performance measure, return on capital employed (“ROCE”) over specified performance periods. Estimated compensation cost is determined based on numerous assumptions, including an estimate of the likelihood that our ROCE will achieve the targeted thresholds and forfeiture of the PVRSU’s based on annualized ROCE performance over the terms of the awards. Our market-based PVRSU’s are valued on the date of the grant based on an estimated fair value. These PVRSU’s are based on the Company’s achievement of a market-based objective, total shareholder return (“TSR”), relative to a peer group of companies as defined in the award agreement. Estimated fair value is determined based on numerous assumptions, including an estimate of the likelihood that our stock price performance will achieve the targeted thresholds and the expected forfeiture rate. The fair value is calculated using a Monte Carlo Simulation Model. The assumptions used to value these PVRSU’s include risk-free interest rates and historical volatility of the Company over a time period commensurate with the remaining term prior to vesting, as follows:

Valuation assumptions:	2015
Expected volatility	34.0%
Risk-free interest rate	1.07%
Similar valuation assumptions were made for each of the companies included in the defined peer group of companies in order to simulate the future outcomes using the Monte Carlo Simulation Model.

A summary of restricted stock activity for the three months ended March 31, 2015 is as follows:

	TVRSU's Outstanding	Weighted Average Award-Date Fair Value	CS-TVRSU's Outstanding	Share Price (1)	PVRSU's Outstanding (2)	Weighted Average Award-Date Fair Value
Outstanding at December 31, 2014	3,753,766	$10.54	—		261,746	$11.00
Awarded	3,377,404	2.65	3,384,783		587,738	2.78
Vested	(1,071,561)	11.46	—		—	—
Forfeited	(50,805)	11.46	—		—	—
Outstanding at March 31, 2015	6,008,804	$5.94	3,384,783	$1.30	849,484	$5.31

(1)	The share price represents the closing price of our shares on March 31, 2015 at which our CS-TVRSU’s are remeasured.

(2)
The number of PVRSU’s shown equals the units that would vest if the “maximum” level of performance is achieved. The minimum number of units is zero and the “target” level of performance is 50% of the amounts shown.

Share and liability-based award amortization recognized during the three months ended March 31, 2015 totaled $5 million. At March 31, 2015, there was $30 million of total unrecognized compensation cost related to our TVRSU’s which is expected to be recognized over a remaining weighted-average period of 2.3 years. At March 31, 2015, there was $5 million of total unrecognized compensation cost related to our CS-TVRSU’s which is expected to be recognized over a remaining weighted-average period of 2.9 years. At March 31, 2015, there was $3 million of total unrecognized compensation cost related to our PVRSU’s which is expected to be recognized over a remaining weighted-average period of 2.4 years. The total potential compensation for our PVRSU’s is recognized over the service period regardless of whether the performance thresholds are ultimately achieved.

NOTE 4—PROPERTY AND EQUIPMENT
Property and equipment is stated at cost reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Interest incurred related to property under construction including major overhaul, improvement and asset replacement projects, is capitalized as a component of construction costs. Interest capitalized in our Predecessor’s results relates to Noble’s revolving credit facilities and commercial paper program, while interest capitalized in Paragon’s results relates to our Senior Notes and Term Loan Facility (each as defined in Note 5, “Debt”). Our capital expenditures, including capitalized interest, totaled $51 million for the three months ended March 31, 2015 and historical Predecessor capitalized expenditures, including capitalized interest, of $43 million for the three months ended March 31, 2014.
Interest capitalized in these consolidated and combined financial statements for the three months ended March 31, 2015 was $0.2 million, as compared to Predecessor capitalized interest of $1 million for the three months ended March 31, 2014.
Gain on Disposal of Assets, net
During the three months ended March 31, 2015, we completed the sale of the Paragon M822 for $24 million to an unrelated third party. In connection with the sale, we recorded a pre-tax gain of approximately $17 million.

NOTE 5—DEBT
A summary of long-term debt at March 31, 2015 and December 31, 2014 is as follows:

	March 31,	December 31,
(In thousands)	2015	2014
Senior Notes due 2022, bearing fixed interest at 6.75% per annum	$456,572	$457,572
Senior Notes due 2024, bearing fixed interest at 7.25% per annum	527,010	537,010
Term Loan Facility, bearing interest at 3.75%, net of unamortized discount	643,848	645,357
Revolving Credit Facility	370,000	154,000
Prospector 2019 Second Lien Callable Bond	—	101,000
Prospector 2018 Senior Secured Credit Facility	—	265,666
Total debt	1,997,430	2,160,605
Less: Current maturities of long-term debt	(6,500)	(272,166)
Long-term debt	$1,990,930	$1,888,439
Paragon Debt
On June 17, 2014, we entered into a senior secured revolving credit agreement with lenders that provided commitments in the amount of $800 million (the “Revolving Credit Facility”). The Revolving Credit Facility has a term of five years and matures in July 2019. Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) an adjusted London Interbank Offered Rate (“LIBOR”), plus an applicable margin ranging between 1.50% to 2.50%, depending on our leverage ratio, or (ii) a base rate plus an applicable margin ranging between 1.50% to 2.50%. Under the Revolving Credit Facility, we may also obtain up to $800 million of letters of credit. Issuance of letters of credit under the Revolving Credit Facility would reduce a corresponding amount available for borrowing. As of March 31, 2015, we had $370 million in borrowings outstanding at a weighted-average interest rate of 2.41%. There was an aggregate amount of $20 million of letters of credit issued under the Revolving Credit Facility.
On July 18, 2014, we issued $1.08 billion of senior notes (the “Senior Notes”) and also borrowed $650 million under a term loan facility (the “Term Loan Facility”). The Term Loan Facility is secured by all of our rigs. The proceeds from the Term Loan Facility and the Senior Notes were used to repay $1.7 billion of intercompany indebtedness to Noble incurred as partial consideration for the Separation. The Senior Notes consisted of $500 million of 6.75% senior notes and $580 million of 7.25% senior notes, which mature on July 15, 2022 and August 15, 2024, respectively. The Senior Notes were issued without an original issue discount. Borrowings under the Term Loan Facility bear interest at an adjusted LIBOR rate plus 2.75%, subject to a minimum LIBOR rate of 1% or a base rate plus 1.75%, at our option. We are required to make quarterly principal payments of $1.6 million and may prepay all or a portion of the term loans at any time. The Term Loan Facility matures in July 2021. The loans under the Term Loan Facility were issued with 0.5% original issue discount.
In connection with the issuance of the aforementioned debt, we incurred $35 million of issuance costs.
The covenants and events of default under our Revolving Credit Facility, Senior Notes, and Term Loan Facility are substantially similar. The agreements governing these obligations contain covenants that place restrictions on certain merger and consolidation transactions; our ability to sell or transfer certain assets; payment of dividends; making distributions; redemption of stock; incurrence or guarantee of debt; issuance of loans; prepayment; redemption of certain debt; as well as incurrence or assumption of certain liens. In addition to these covenants, the Revolving Credit Facility includes a covenant requiring us to maintain a net leverage ratio (defined as total debt, net of cash and cash equivalents, divided by earnings excluding interest, taxes, depreciation and amortization charges) less than 4.00 to 1.00 and a covenant requiring us to maintain a minimum interest coverage ratio (defined as interest expense divided by earnings excluding interest, taxes, depreciation and amortization charges) greater than 3.00 to 1.00. As of March 31, 2015, we were in compliance with the covenants under our Revolving Credit Facility by maintaining a net leverage ratio of 2.39 and an interest coverage ratio of 7.90 (these calculations do not include the corresponding financial information from Prospector, which has been designated as an unrestricted subsidiary for purposes of our debt agreements). Prospector has been designated as an unrestricted subsidiary under our Revolving Credit Facility, Term Loan Facility, and Senior Notes. As a result, the assets, liabilities, and financial results of Prospector are excluded from the financial covenants applicable to Paragon and its other subsidiaries under these debt facilities.

During the three months ended March 31, 2015, we repurchased and canceled an aggregate principal amount of $11 million of our Senior Notes at an aggregate cost of $7 million including accrued interest. The repurchases consisted of $1 million aggregate principal amount of our 6.75% senior notes due July 2022 and $10 million aggregate principal amount of our 7.25% senior notes due August 2024. As a result of the repurchases, we recognized a total gain on debt retirement, net of the write-off of issuance costs, of approximately $4 million in “Gain on repurchase of long-term debt.” All Senior Note repurchases were made using available cash balances.
Prospector Debt
At the time of our acquisition of Prospector, Prospector had the following outstanding debt instruments: (i) 2019 Second Lien Callable Bond of $100 million (“Prospector Bonds”) and (ii) 2018 Senior Secured Credit Facility of $270 million (“Prospector Senior Credit Facility”).
The Prospector Bonds were originally entered into by a subsidiary of Prospector on May 19, 2014 in the Oslo Alternative Bond Market. The Prospector Bonds had a fixed interest rate of 7.75% per annum, payable semi-annually on December 19 and June 19 each year and maturity of June 19, 2019. In January 2015, the bondholders put $99.6 million par value of their bonds back to Prospector at the put price of 101% of par plus accrued interest pursuant to change of control provisions of the bonds. The remaining $0.4 million par value of the Prospector bonds outstanding was called and retired on March 26, 2015. We funded the repayment of the debt using borrowings from our Revolving Credit Facility and available cash.
The Prospector Senior Credit Facility was originally entered into by a subsidiary of Prospector on June 12, 2014 with a group of lenders. The Prospector Senior Credit Facility comprised a $140 million Prospector 5 tranche and a $130 million Prospector 1 tranche which were both fully drawn at the time of acquisition. The Prospector Senior Credit Facility had an interest rate of LIBOR plus a margin of 3.5%. Prospector was required to hedge at least 50% of the Prospector Senior Credit Facility against fluctuations in the interest rate. Under the swaps, Prospector paid a fixed interest rate of 1.512% and received the three-month LIBOR rate. On March 16, 2015, the remaining principal balance outstanding under the Prospector Senior Credit Facility in the amount of approximately $261 million, including accrued interest, was paid in full through the use of cash on hand and borrowings under our Revolving Credit Facility and all associated interest rate swaps were terminated. The related requirement for a fully funded debt service reserve account, classified as restricted cash on our Consolidated Balance Sheet as of December 31, 2014, was also released as a result of the payment in full on the Prospector Senior Credit Facility.
Fair Value of Debt
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair values of our Senior Notes and Term Loan Facility were based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement). The fair value of our Prospector Bonds as of December 31, 2014 was based on the put price as per the change of control provisions in the bond agreement.
The following table presents the estimated fair value of our long-term debt as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015		December 31, 2014
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.75% Senior Notes due July 15, 2022	$456,572	$150,669	$457,572	$275,115
7.25% Senior Notes due August 15, 2024	527,010	179,183	537,010	319,521
Total senior unsecured notes	$983,582	$329,852	$994,582	$594,636

Term Loan Facility, bearing interest at 3.75%, net of unamortized discount	$643,848	$439,984	$645,357	$523,250

Prospector 2019 Second Lien Callable Bond	$—	$—	$101,000	$101,000
The carrying amounts of our variable-rate debt, the Revolving Credit Facility, approximate fair value as such debt bears short-term, market-based interest rates. We have classified this instrument as Level 2 as valuation inputs used for purposes of determining our fair value disclosure are readily available published LIBOR rates.

NOTE 6—INCOME TAXES
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
We operate through various subsidiaries in numerous countries throughout the world. Consequently, income taxes have been based on the laws and rates in effect in the countries in which operations are conducted, or in which we and our subsidiaries or our Predecessor and its subsidiaries were incorporated or otherwise considered to have a taxable presence. The change in the effective tax rate from period to period is primarily attributable to changes in the profitability mix of our operations in various jurisdictions. As our operations continually change among numerous jurisdictions, and methods of taxation in these jurisdictions vary greatly, there is little direct correlation between the income tax provision and income before taxes.
Our estimated annual effective tax rate includes the effect of significant deferred tax benefits from the recognition of deferred tax assets attributable to current year projected losses in certain jurisdictions. Judgment and assumptions are required in determining whether deferred tax assets will be fully or partially utilized. Any change in the ability to utilize such deferred tax assets will be accounted for in the period of the event affecting the valuation allowance. Based on our judgment of the current circumstances, we believe that these deferred tax assets are more likely than not to be realized and have not established any valuation allowance at this time. If subsequent change in circumstances causes a change in judgment about the ability to realize the related deferred tax assets, it could have a material adverse effect on our estimated annual effective tax rate. We continually evaluate strategies that could allow for future utilization of our deferred tax assets.
The U.K. recently passed new legislation effective from April 1, 2015, which levies a 25% tax on profits deemed to have been “diverted” from U.K. taxpayers to low tax jurisdictions. Although we do not believe that we are affected by the law at this time, uncertainty exists with respect to the legislation’s impact to our operations. Should this legislation be applicable to our operations in the U.K., our financial position, results of operations and cash flows could be materially affected.
In addition, a new tax law was enacted in Brazil, effective January 1, 2015, that under certain circumstances would impose a 15% to 25% withholding tax on charter hire payments made to a non-Brazilian related party exceeding certain thresholds of total contract value. Although we believe that our operations are not subject to this new law, the tax is being withheld at the source by our customer and we have recorded the amount withheld as tax expense. Discussions with our customer over the applicability of this new legislation are ongoing.
At March 31, 2015, the liabilities related to our unrecognized tax benefits, including estimated accrued interest and penalties, totaled $39 million, and if recognized, would reduce our income tax provision by $39 million. At December 31, 2014, the liabilities related to our unrecognized tax benefits totaled $40 million. It is reasonably possible that our existing liabilities related to our unrecognized tax benefits may increase or decrease in the next twelve months primarily due to the progression of open audits or the expiration of statutes of limitation. However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.

NOTE 7—EMPLOYEE BENEFIT PLANS
During the periods prior to Spin-Off, most of our employees were eligible to participate in various Noble benefit programs. The results of our Predecessor in these consolidated and combined financial statements include an allocation of the costs of such employee benefit plans which is consistent with the accounting for multi-employer plans. These costs were allocated based on our employee population for each of the periods presented. We consider the expense allocation methodology and results to be reasonable for all periods presented; however, the allocated costs included in the results of our Predecessor and included in these consolidated and combined financial statements could differ from amounts that would have been incurred by us if we operated on a standalone basis and are not necessarily indicative of costs to be incurred in the future.
We have instituted competitive compensation policies and programs, as well as carried over certain plans as a standalone public company, the expense for which may differ from the compensation expense allocated by Noble in our Predecessor’s historical combined financial statements.

Defined Benefit Plans
At Spin-Off, Noble sponsored two non-U.S. noncontributory defined benefit pension plans which were carried over by us and cover certain Europe-based salaried, non-union employees. Pension benefit expense related to these plans included in the accompanying consolidated statement of income for the three months ended March 31, 2015 totaled $2 million.
Pension cost includes the following components:

Three Months Ended
March 31,
(In thousands)	2015
Service cost	$1,375
Interest cost	498
Return on plan assets	(454)
Amortization of prior service cost	(5)
Amortization net actuarial loss	193
Net pension expense	$1,607
During the three months ended March 31, 2015, we made no contributions to our pension plans.
Other Benefit Plans
At Spin-Off, Noble sponsored a 401(k) defined contribution plan and a profit sharing plan, which covered our Predecessor’s employees who are not otherwise enrolled in the above defined benefit plans. Other post-retirement benefit expense related to these plans included in the accompanying consolidated statement of income during the three months ended March 31, 2015 totaled $0.3 million.

NOTE 8—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Cash Flow Hedges
Our North Sea, Mexico and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we may periodically enter into forward contracts all of which would have a maturity of less than twelve months and would settle monthly in the operations’ respective local currencies. We have not entered into any forward contracts during 2015. During the first quarter of 2014, derivative activity and outstanding derivative contract balances were not recorded in our Predecessor's financial statements; however, subsequent to the Spin-Off both were reported on Paragon’s consolidated and combined financial statements. At March 31, 2015, we had no outstanding derivative contracts. Depending on market conditions, we may elect to utilize short-term forward currency contracts in the future.
Prospector Interest Rate Swaps
The Prospector Senior Credit Facility exposed Prospector to short-term changes in market interest rates as interest obligations on these instruments were periodically redetermined based on the prevailing LIBOR rate. Upon our acquisition of Prospector, Prospector had interest rate swaps originally entered into by a subsidiary of Prospector with an aggregate maximum notional amount of $135 million. The interest rate swaps were entered into to reduce the variability of the cash interest payments under the Prospector Senior Credit Facility and to fix the interest on 50% of the outstanding borrowings under the Prospector Senior Credit Facility. Prospector received interest at three-month LIBOR and paid interest at a fixed rate of 1.512% over the expected term of the Prospector Senior Credit Facility.

As of March 31, 2015, we had repaid in full the remaining principal balance outstanding under the Prospector Senior Credit Facility; therefore, in March 2015, the related interest rate swaps were terminated. The termination resulted in a settlement at fair market value plus accrued interest of approximately $1 million recorded in “Interest expense net of amount capitalized.” We did not apply hedge accounting with respect to these interest rate swaps and therefore, changes in fair values were recognized as either income or loss in our Consolidated and Combined Statements of Income in “Interest expense, net of amount capitalized.” As of December 31, 2014, we had approximately $2 million recorded in “Other current liabilities” and approximately $1 million recorded in “Other long-term assets” related to the interest rate swaps (see Note 9, “Fair Value of Financial Instruments”). Since these contracts were terminated as of March 31, 2015, we had no amounts outstanding in our Consolidated Balance Sheet related to the interest rate swaps, and for the three months ended March 31, 2015 a gain of approximately $1 million resulting from the change in fair value of the interest rate swaps was recorded in “Interest expense, net of amount capitalized.”

NOTE 9—FAIR VALUE OF FINANCIAL INSTRUMENTS
We had no outstanding foreign currency forward contracts or interest rate swaps at March 31, 2015. The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis as of December 31, 2014:

	December 31, 2014
		Estimated Fair Value Measurement
	Carrying	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
Assets -
Interest rate swaps	$531	$—	$531	$—

Liabilities -
Interest rate swaps	$1,530	$—	$1,530	$—
As of December 31, 2014, the fair values of our interest rate swaps were determined based on a discounted cash flow model utilizing an appropriate market or risk-adjusted yield. The effects of discounting are generally considered insignificant for interest rate swaps. Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Consolidated Balance Sheets approximates fair value. For the estimated fair value of our long-term debt, refer to Note 5, “Debt.”

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the changes in the accumulated balances for each component of “Accumulated other comprehensive loss” (“AOCL”) for the three months ended March 31, 2015 and 2014. All amounts within the tables are shown net of tax.

(In thousands)	Defined Benefit Pension Items (1)	Foreign Currency Items	Total
Balance at December 31, 2013	$—	$(6)	$(6)
Activity during period:
Other comprehensive loss before reclassification	—	(36)	(36)
Net other comprehensive loss	—	(36)	(36)
Balance at March 31, 2014	$—	$(42)	$(42)

Balance at December 31, 2014	$(22,911)	$(14,233)	$(37,144)
Activity during period:
Other comprehensive loss before reclassification	—	(2,198)	(2,198)
Amounts reclassified from AOCL	192	—	192
Net other comprehensive income (loss)	192	(2,198)	(2,006)
Balance at March 31, 2015	$(22,719)	$(16,431)	$(39,150)

(1)
Defined benefit pension items relate to actuarial losses, prior service credits, and the amortization of actuarial losses and prior service credits. Reclassifications from AOCL are recognized as expense on our Consolidated and Combined Statements of Income through either “Contract drilling services” or “General and administrative.” See Note 7, “Employee Benefit Plans” for additional information.

NOTE 11—DEFERRED REVENUES AND COSTS
It is typical in our dayrate drilling contracts for us to receive compensation and be reimbursed for costs we incur for mobilization, equipment modification, or other activities prior to the commencement of the contract. Any such compensation may be paid through a lump-sum payment or other daily compensation. Pre-contract compensation and costs are deferred until the contract commences. The deferred pre-contract compensation and costs are amortized, using the straight-line method, into income over the term of the initial contract period, regardless of the activity taking place. This approach is consistent with the economics for which the parties have contracted. Once a contract commences, we may conduct various activities, including drilling and well bore related activities, rig maintenance and equipment installation, movement between well locations or other activities.
Deferred revenues from drilling contracts totaled $12 million at March 31, 2015 as compared to $9 million at December 31, 2014. Such amounts are included in either “Other current liabilities” or “Other liabilities” in our Consolidated Balance Sheets, based upon the expected time of recognition of such deferred revenues. Deferred costs associated with deferred revenues from drilling contracts totaled $3 million at March 31, 2015 as compared to $2 million at December 31, 2014. Such amounts are included in either “Prepaid and other current assets” or “Other assets” in our Consolidated Balance Sheets, based upon the expected time of recognition of such deferred costs.

NOTE 12—COMMITMENTS AND CONTINGENCIES
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
Other Contingencies
We are currently in a dispute with our former customer, Jindal Drilling and Industries Ltd. (“Jindal”) regarding the exportation of the Noble Ed Holt (the “Rig”) from India.  The Rig completed its drilling contract in India with Jindal in mid-April 2015.  Following the completion of the contract, Jindal was obligated to take all actions necessary to immediately export the Rig from India.  The Rig is scheduled to leave India to complete certain shipyard upgrades in the United Arab Emirates prior to returning to India in late 2015 under a subsequent drilling contract.  To date, Jindal has not taken the actions necessary to export the Rig from India, and if we are unable to export the Rig from India prior to the onset of the southwest monsoon season in late May or early June, the Rig may be unable to return to India by the time required under the subsequent drilling contract.  While we cannot predict the outcome of this dispute, we are diligently taking action to compel Jindal to comply with its contractual obligations.
We operate in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We have received tax audit claims of approximately $255 million, of which $48 million is subject to indemnity by Noble, primarily in Mexico and Brazil, attributable to our income, customs and other business taxes. In addition, approximately $39 million of tax audit claims attributable to Mexico assessed against Noble may be allocable to us as a result of the Spin-Off. We have contested, or intend to contest, these assessments, including through litigation if necessary. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits, and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions. In some cases we will be required to post a surety bond or a letter of credit as collateral to defend us. Although we have no surety bonds or letters of credit associated with tax audit claims outstanding as of March 31, 2015, we could be required to post collateral against our Mexico assessments during 2015, which could be substantial and could have a material adverse effect on our financial condition, results of operations and cash flows.
Petróleo Brasileiro S.A. (“Petrobras”) has notified us, along with other industry participants, that it is currently challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during the years 2008 and 2009 totaling $87 million, of which $24 million is subject to indemnity by Noble. Petrobras has also notified us that if they must pay such withholding taxes, they will seek reimbursement from us. We believe that we are contractually indemnified by Petrobras for these amounts and dispute the validity of the assessment. We have notified Petrobras of our position. We will, if necessary, vigorously defend our rights. If we were required to pay such reimbursement, however, the amount of such reimbursement could be substantial and could have a material adverse effect on our financial condition, results of operations and cash flows.
In January 2015, a subsidiary of Noble received an unfavorable ruling from the Mexican Supreme Court on a tax depreciation position claimed in periods prior to the Spin-Off. Although the ruling does not constitute mandatory jurisprudence in Mexico, it does create potential indemnification exposure for us under a tax sharing agreement with Noble if Noble is ultimately determined to be liable for any amounts. Noble is the primary obligor to the Mexican tax authorities and, to our understanding, continues to evaluate the matter, which could include the decision to appeal this ruling. As a result, while we are in discussions with Noble, we are presently unable to determine a timeline on this matter, nor are we able to determine the extent of our liability. We have considered this matter under ASC 460, Guarantees, and concluded that our liability under this matter is reasonably possible. Due to these current uncertainties, we are not able to reasonably estimate the magnitude of any liability at this time.
Insurance
In connection with the Separation on July 31, 2014, we replaced our Predecessor’s insurance policies, which were supported by Noble, with substantially similar standalone insurance policies. We maintain certain insurance coverage against specified marine perils, which include physical damage and loss of hire for certain units.
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
Capital Expenditures
In connection with our capital expenditure program, we have outstanding commitments, including shipyard and purchase commitments of approximately $648 million at March 31, 2015. Our purchase commitments consist of obligations outstanding to external vendors primarily related to future capital purchases and includes $400 million in 2015 and $199 million in 2016 related to the three high-specification jackup rigs under construction by subsidiaries of Prospector.
Other
At March 31, 2015, we had letters of credit of $28 million and performance bonds totaling $110 million supported by surety bonds outstanding. Certain of our subsidiaries issued guarantees to the temporary import status of rigs or equipment imported into certain countries in which we operated. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
Separation Agreements
In connection with the Spin-Off, we entered into several definitive agreements with Noble or its subsidiaries that, among other things, set forth the terms and conditions of the Spin-Off and provide a framework for our relationship with Noble after the Spin-Off, including the following agreements:

•	Master Separation Agreement;

•	Tax Sharing Agreement;

•	Employee Matters Agreement;

•	Transition Services Agreement relating to services Noble and Paragon will provide to each other on an interim basis; and

•	Transition Services Agreement relating to Noble’s Brazil operations.
Pursuant to these agreements with Noble, our Consolidated Balance Sheets consists of the following balances due from and to Noble as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(In thousands)	2015	2014
Other current assets	$16,513	$26,386
Other assets	6,993	6,875
Due from Noble	$23,506	$33,261

Accounts payable	$572	$1,655
Other current liabilities	44,467	51,169
Other liabilities	3,379	23,563
Due to Noble	$48,418	$76,387
These receivables and payables primarily relate to rights and obligations under the Master Separation and Tax Sharing Agreements.

Master Separation Agreement
We have entered into a Master Separation Agreement with Noble Corporation, a Cayman Islands company and an indirect, wholly-owned subsidiary of Noble (“Noble-Cayman”), which provided for, among other things, the Distribution of our ordinary shares to Noble shareholders and the transfer to us of the assets and the assumption by us of the liabilities relating to our business and the responsibility of Noble for liabilities related to Noble’s, and in certain limited cases, our business. The Master Separation Agreement identified which assets and liabilities constitute our business and which assets and liabilities constitute Noble’s business.
Tax Sharing Agreement
We have entered into a Tax Sharing Agreement with Noble, which governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes following the Distribution.
Employee Matters Agreement
We have entered into an Employee Matters Agreement with Noble-Cayman to allocate liabilities and responsibilities relating to our employees and their participation in certain compensation and benefit plans maintained by Noble or a subsidiary of Noble. The Employee Matters Agreement provides that, following the Distribution, most of our employee benefits are provided under compensation and benefit plans adopted or assumed by us. In general, our plans are substantially similar to the plans of Noble or its subsidiaries that covered our employees prior to the completion of the Distribution. The Employee Matters Agreement also addresses the treatment of outstanding Noble equity awards held by transferring employees, including the grant of our equity awards or other rights with respect to Noble equity awards held by transferring employees that were canceled in connection with the Spin-Off.
Transition Services Agreement
We have entered into a Transition Services Agreement with Noble-Cayman pursuant to which Noble-Cayman provides, on a transitional basis, certain administrative and other assistance, generally consistent with the services that Noble provided to us before the separation, and we provide certain transition services to Noble and its subsidiaries. The charges for the transition services are generally intended to allow the party providing the services to fully recover the costs directly associated with providing the services, plus all out-of-pocket costs and expenses, generally without profit. The charges for each of the transition services generally are based on either a pre-determined flat fee or an allocation of the costs incurred, including certain fees and expenses of third-party service providers.
Transition Services Agreement (Brazil)
We and Noble-Cayman and certain other subsidiaries of Noble have entered into a Transition Services Agreement (and a related rig charter) pursuant to which we will provide certain transition services to Noble and its subsidiaries in connection with Noble’s Brazil operations. We will continue to provide both rig-based and shore-based support services in respect of Noble’s remaining business through the term of Noble’s existing rig contracts. Noble currently has one rig operating in Brazil. Noble-Cayman will compensate us on a cost-plus basis for providing such services and also indemnify us for liabilities arising out of the services agreement. This agreement will terminate when the current Noble semisubmersible working in Brazil finishes the existing contract, which is expected to occur in 2016.

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Accounts receivable	$181,160	$2,308
Other current assets	20,376	(14,408)
Other assets	(4,643)	3,367
Accounts payable	(14,506)	(16,576)
Other current liabilities	(96,887)	(17,406)
Other liabilities	(20,462)	2,322
Net change in other assets and liabilities	$65,038	$(40,393)

NOTE 14—SEGMENT AND RELATED INFORMATION
At March 31, 2015, our contract drilling operations were reported as a single reportable segment, Contract Drilling Services, which reflects how our business is managed, and the fact that all of our drilling fleet is dependent upon the worldwide oil industry. The mobile offshore drilling units that comprise our offshore rig fleet operated in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consisted largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. Our contract drilling services segment conducts contract drilling operations in Mexico, Brazil, the North Sea, West Africa, the Middle East, India, and Southeast Asia.

NOTE 15—RELATED PARTIES (INCLUDING RELATIONSHIP WITH PARENT AND CORPORATE ALLOCATIONS)
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
Allocated costs include, but are not limited to: corporate accounting, human resources, information technology, treasury, legal, employee benefits and incentives (excluding allocated postretirement benefits described in “Note 7, Employee Benefit Plans,”) and stock-based compensation. Our Predecessor’s allocated costs included in contract drilling services in the accompanying combined statement of income totaled $35 million for the three months ended March 31, 2014. Our Predecessor’s allocated costs included in general and administrative expenses in the accompanying combined statement of income totaled $12 million for the three months ended March 31, 2014. The costs were allocated to our Predecessor using various inputs, such as head count, services rendered, and assets assigned to our Predecessor. All financial information presented after the Spin-Off represents the results of operations, financial position and cash flows of Paragon, accordingly, no Predecessor allocated costs are included in the accompanying Consolidated Statement of Income for the three months ended March 31, 2015.

NOTE 16—NEW ACCOUNTING PRONOUCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, which amends ASC Topic 606, “Revenue from Contracts with Customers.” The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. In April 2015, the FASB issued Proposed ASU No. 2015-240, “Revenue from Contracts with Customers: Deferral of the Effective Date” which proposes a deferral of the effective date by one year and is currently in its comment period. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
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
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2015. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION
The following discussion and analysis of the consolidated and combined financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated and combined financial statements and related notes as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 contained in this Quarterly Report on Form 10-Q and the consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. Unless the context requires otherwise, or we specifically indicate otherwise, when used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Paragon,” the “Company,” “we,” “us” or “our” refer to Paragon Offshore plc together with its subsidiaries. The financial information for periods prior to our Separation (as defined below) from Noble Corporation plc (“Noble”) pertains to the Noble standard specification business (our “Predecessor”), which comprised the entire standard specification drilling fleet and related operations of Noble. We have consolidated the historical combined financial results of our Predecessor in our consolidated and combined financial statements for all periods prior to the Spin-Off (as defined below).
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
We consolidate the historical combined financial results of the Noble Standard-Spec Business, (our “Predecessor”) in our combined financial statements for all periods prior to the Spin-Off. Our Predecessor comprises the entire standard specification drilling fleet and related operations of Noble. Three of Noble’s standard specification drilling units included in the results of our Predecessor were retained by Noble and three were sold by Noble prior to the Separation. In addition, our Predecessor’s historical combined financial statements may also not be reflective of what our results of operations, effective tax rate, comprehensive income, financial position, equity or cash flows would have been as a standalone public company as a result of the matters discussed below.
Acquisition of Prospector Offshore Drilling S. A.
On November 17, 2014, Paragon initiated the acquisition of the outstanding shares of Prospector Offshore Drilling S.A. (“Prospector”), an offshore drilling company organized in Luxembourg and traded on the Oslo Axess, from certain shareholders and in open market purchases. As of December 31, 2014, we owned approximately 93.4 million shares, or 98.7%, of the outstanding shares of Prospector. In addition, we assumed aggregate debt of $367 million, which comprised $100 million par value of Prospector’s 2019 Second Lien Callable Bond (“Prospector Bonds”) and Prospector’s 2018 Senior Secured Credit Facility (“Prospector Senior Credit Facility”), which at the time of acquisition had $266 million in borrowings outstanding. On January 22, 2015, we settled a mandatory tender offer for additional outstanding shares, increasing our ownership to approximately 99.6% of the outstanding shares of Prospector. On February 23, 2015, we acquired all remaining issued and outstanding shares in Prospector pursuant to the laws of Luxembourg. We spent approximately $202 million in aggregate to acquire 100% of Prospector and funded the purchase of the shares of Prospector using proceeds from our revolving credit facility and cash on hand. Prospector’s results of operations were included in our results beginning on November 17, 2014.
During the first quarter of 2015, we repurchased $100 million par value of the Prospector Bonds at a price of 101% of par, plus accrued interest, pursuant to change of control provisions of the bonds. On March 16, 2015, we repaid the principal balance outstanding under the Prospector Senior Credit Facility, which totaled approximately $261 million, including accrued interest, through the use of cash on hand and borrowings under our senior secured revolving credit facility.

The Prospector acquisition expanded and enhanced our global fleet by adding two high specification jackups contracted to Total E&P U.K. Limited and Elf Exploration U.K. Limited (collectively “Total S.A.”) for use in the United Kingdom sector of the North Sea. In connection with our acquisition of Prospector, we acquired subsidiaries that contracted for the construction of three newbuild high specification jackup rigs by Shanghai Waigaoqiao Ship Co. Ltd. (“SWS”) in China.  These rigs are currently scheduled for delivery in the second quarter of 2015, third quarter of 2015 and first quarter of 2016, respectively. Each newbuild is being built pursuant to a contract between one of these subsidiaries and SWS, without a Paragon or Prospector parent company guarantee or other direct recourse to any other subsidiary of Paragon other than the applicable subsidiary.
Market Outlook
The business environment for offshore drillers continued to deteriorate during the first quarter of 2015. The price of Brent crude oil, a key factor in determining customer activity levels, continued to decline during the quarter, reaching a low of $46.59 per barrel in January before recovering to $55.11 per barrel by March 31, 2015. Oil and gas companies, including supermajors, independents, and national oil companies, continued to announce reductions in their planned capital spending with third party analysts estimating that aggregate global exploration and production spending for 2015 could be 20 to 25 percent below 2014 levels. If accurate, this would imply the lowest level of global spending since 2010.
During the quarter, a number of drilling contractors reported contract cancellations by their customers. In May 2015, one of our subsidiaries received written notices of termination from Petróleos Mexicanos (“Pemex”) of the drilling contracts on the Paragon L1113 and the Paragon B301 (the “Contracts”).  These Contracts have been terminated by Pemex pursuant to Pemex’s right to terminate the Contracts on 30 days’ notice.  The effective termination dates for these Contracts is expected to be late May 2015.  We continue to engage in discussions with Pemex regarding our remaining drilling rigs operating in Mexico.
Drilling contractors also reported that they were engaged in contract renegotiation discussions to reduce dayrates in exchange for additional contract term. It is possible that the industry, including Paragon, could see additional renegotiations or cancellations of contracts. A number of drilling contractors with units under construction also reported that they have negotiated delays for accepting delivery of the units from shipyards.
We have seen a significant decline in contracting activity compared to the comparable period in 2014. According to industry data, there were 64 jackup contract announcements or fixtures, during the first quarter of 2014 compared to 32 during the first quarter of 2015. There were 29 floater fixtures during the first quarter of 2014 compared to 22 during the first quarter of 2015. Average dayrates for new fixtures also declined between first quarter 2014 and first quarter 2015. According to industry data, dayrates for jackup fixtures decreased from approximately $150,000 to $121,000 and for floaters, decreased from approximately $511,000 to $415,000.
As of April 21, 2015, there were 126 jackup drilling rigs under construction, on order, or planned for construction. These rigs are currently scheduled for delivery between 2015 and 2018. This combination of new supply and lower activity levels has negatively impacted the contracting environment, and has intensified price competition. If this persists, we could be required to increase our capital investment to keep our rigs competitive or to stack or scrap rigs that are no longer marketable in the current environment.
The short-term outlook for dayrates and utilization for drilling rigs is challenging for both floaters and jackups and could remain so for a number of years. However, we continue to have confidence in the longer-term fundamentals for the industry. Given the announced reductions in upstream exploration and production capital expenditures, the delay or cancellation of some projects, the ongoing rate of natural decline of hydrocarbon production, and expectations for future demand growth, combined with greater potential access by our customers to promising offshore regions, we believe that oil prices will, over time, remain above the break-even prices required to incentivize exploration and development.

Contract Drilling Services Backlog
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth, as of March 31, 2015, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

	For the Years Ending December 31,
(Dollars in millions)	Total	2015	2016	2017	2018

Floaters (1)	$729	$336	$282	$111	$—
Jackups (2)	1,138	641	335	137	26
Total	$1,867	$977	$617	$248	$26
Percent of available days committed (3)		55%	25%	12%	3%

(1)
Our drilling contracts with Petrobras provide an opportunity for us to earn performance bonuses based on reaching targets for downtime experienced for our rigs operating offshore Brazil, which we have included in our backlog in an amount equal to 50% of potential performance bonuses for such rigs, or $44 million.

(2)
Pemex has the ability to cancel its drilling contracts on 30 days’ notice without Pemex making an early termination payment. In May 2015, Pemex exercised this right with respect to the drilling contracts on the Paragon L1113 and the Paragon B301. The anticipated effective termination dates for these contracts is expected to be late May 2015. The amount of backlog reduced as a result of these contract terminations for the years ended December 31, 2015 and 2016 was $44 million and $16 million, respectively. Our percent of available days committed for such periods, after giving effect to these terminations, was 51% and 24%.

(3)
Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period, or committed days, by the product of the total number of our rigs, including cold-stacked rigs, and the number of calendar days in such period. Committed days do not include the days that a rig is stacked or the days that a rig is expected to be out of service for significant overhaul repairs or maintenance. Available days used in calculating percent of available days committed excludes the Paragon M822 which was sold in January 2015 and the Paragon DPDS4, Paragon MSS3, Paragon B153 and Paragon FPSO1 which have been retired from service and which we plan to scrap.

Our contract drilling services backlog typically reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to realize. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. As of March 31, 2015, our contract drilling services backlog did not include any letters of intent.
We calculate backlog for any given rig and period by multiplying the full contractual operating dayrate for such rig by the number of days remaining in the period. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling services revenues, amounts constituting reimbursables from customers or amounts attributable to uncommitted option periods under drilling contracts.
The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods set forth in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, achievement of bonuses, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual revenues for the periods for which the backlog is calculated. We generally do not expect to re-contract our floaters until late in their contract terms. Our floaters accounted for 39% of our backlog at March 31, 2015. Due to the higher dayrates earned by our floaters, until these rigs are re-contracted, our total backlog is expected to decline.

RESULTS OF OPERATIONS
We consolidate the historical combined financial results of our Predecessor in our results of operations for all periods prior to the Spin-Off. Historical operations of our Predecessor includes standard specification rigs retained by or sold by Noble prior to the Distribution. All financial information presented after the Spin-Off represents the results of operations of Paragon.
For the Three Months Ended March 31, 2015 and 2014
Our results of operations for the three months ended March 31, 2015 consist entirely of the consolidated results of Paragon while our results of operations for the three months ended March 31, 2014 consist entirely of the combined results of our Predecessor. The results for the three months ended March 31, 2015 also include the results of Prospector.
Net income for three months ended March 31, 2015 was $61 million, or $0.69 per diluted share, on operating revenues of $431 million, compared to net income for three months ended March 31, 2014 of $125 million, or $1.47 per diluted share, on operating revenues of $515 million.
Rig Utilization, Operating Days and Average Dayrates
Operating results for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days, and dayrates. The following table sets forth the average rig utilization, operating days, and average dayrates for our rig fleet for the three months ended March 31, 2015 (the “Current Quarter”) and for the three months ended March 31, 2014 (the “Comparable Quarter”):

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	March 31,		March 31,		Change	March 31,		Change
(Dollars in thousands)	2015	2014	2015	2014	%	2015	2014	%

Jackups	71%	83%	2,174	2,701	(20)%	$126,646	$112,340	13%
Floaters	83%	78%	450	630	(29)%	276,560	299,234	(8)%
Total	73%	82%	2,624	3,331	(21)%	$152,353	$147,687	3%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold-stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet.

(2)	Information reflects the number of days that our rigs were operating under contract. The rigs retained or sold by Noble contributed 249 operating days for the three months ended March 31, 2014.

Operating Results
The following table sets forth our operating results for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2015	2014	$	%

Operating Revenues
Contract drilling services	$399,819	$491,963	$(92,144)	(19)%
Labor contract drilling services	7,165	8,211	(1,046)	(13)%
Reimbursables/Other (1)	23,664	14,416	9,248	64%
	430,648	514,590	(83,942)	(16)%
Operating costs and expenses:
Contract drilling services	$225,105	$226,462	$(1,357)	(1)%
Labor contract drilling services	5,613	6,213	(600)	(10)%
Reimbursables (1)	19,978	10,625	9,353	88%
Depreciation and amortization	90,075	110,584	(20,509)	(19)%
General and administrative	15,364	13,245	2,119	16%
Gain on disposal of assets, net	(16,795)	—	(16,795)	**
Gain on repurchase of long-term debt	(4,345)	—	(4,345)	**
	334,995	367,129	(32,134)	(9)%
Operating Income (2)	$95,653	$147,461	$(51,808)	(35)%

**	Not a meaningful percentage.

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Reimbursables in the Current Quarter also include the services we provide Noble in Brazil as part of the Transition Services Agreement entered into in connection with the Spin-Off. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows. See below for additional explanation on the increase in the Current Quarter as compared to the Comparable Quarter.

(2)	The rigs retained and sold by Noble represent revenues and costs of $59 million and $31 million, respectively, for the three months ended March 31, 2014.
Contract Drilling Services Operating Revenues—Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter were driven by a 21% decrease in operating days which negatively impacted revenues by $113 million. This decrease was partially offset by a 3% increase in average dayrates which increased revenues by $21 million.
The decrease in contract drilling services revenues was attributable to both our floaters and jackups which experienced a$64 million and $28 million decrease, respectively, in revenues in the Current Quarter as compared to the Comparable Quarter.
The decrease in floater revenues of $64 million in the Current Quarter was driven by a 29% decrease in operating days coupled with a 8% decrease in average dayrates which resulted in a $54 million and a $10 million decrease in revenues, respectively, from the Comparable Quarter.
The decrease in both average dayrates and operating days for our floaters was primarily due to the Noble Driller, which was retained by Noble after the Separation. Also, the Paragon DPDS1 was uncontracted for all of the Current Quarter but experienced full utilization in Brazil during the Comparable Quarter.
The $28 million decrease in jackup revenues in the Current Quarter was driven by a 20% decrease in jackup operating days which resulted in a $59 million decrease in revenues. This decline was partially offset by a 13% increase in average dayrates which positively impacted revenues by $31 million from the Comparable Quarter.

The decrease in jackup operating days was primarily driven by the Noble Alan Hay and the Noble David Tinsley, which were retained by Noble after the Separation. We also sold the Paragon M822 in the Current Quarter which worked 90 days in the Comparable Quarter. The remaining decrease in operating days is due to the Paragon L784 currently in the Middle East as well as rigs in Mexico including the Paragon M531, the Paragon M823, and the Paragon L1114, which were uncontracted for all of the Current Quarter but experienced full utilization during the Comparable Quarter. The decrease in operating days was partially offset by 180 additional operating days in the Current Quarter due to the Prospector 1 and Prospector 5 operating in the North Sea. The increase in average dayrates resulted from new contracts in the shallow water market, particularly for our rigs in the Middle East, the North Sea, and West Africa.
Contract Drilling Services Operating Costs and Expenses — Contract drilling services operating costs and expenses remained relatively consistent in the Current Quarter as compared to the Comparable Quarter, as the reduction in contract drilling operating costs and expenses in the Current Quarter from the rigs retained by Noble was partially offset by an increase attributable to the operating costs of the two high-specification jackups added as a result of the Prospector acquisition as well as an increase in provision for doubtful accounts associated with collections on customer receivables that was recorded in the Current Quarter.
Labor Contract Drilling Services Operating Revenues and Costs and Expenses — The decline in revenues associated with our Canadian labor contract drilling services was primarily related to fluctuations in foreign currency exchange rates. Expenses associated with our labor contract drilling services remained relatively constant.
Reimbursables Operating Revenues and Costs and Expenses —The $9 million increase in reimbursable revenues and the related $9 million increase in reimbursable costs in the Current Quarter from the Comparable Quarter were primarily due to transition support services we have provided, on a cost-plus basis, to Noble’s remaining Brazil operations. We will continue to provide both rig-based and shore-based support services to Noble through the term of Noble’s existing rig contract and pursuant to the transition service agreement for Brazil (See Note 12 — “Commitments and Contingencies” for additional detail).
Depreciation and Amortization — The $21 million decrease in depreciation and amortization in the Current Quarter was primarily attributable to lower depreciation in the Current Quarter on assets subject to the impairment charge taken in the third and fourth quarters of 2014 as well as the rigs retained by Noble, partially offset by increased depreciation for the Prospector 1 and Prospector 5.
General and Administrative — General and administrative expenses in the Comparable Quarter represent costs allocated to our Predecessor based on certain support functions that were provided by Noble on a centralized basis. Costs in the Current Quarter represent actual costs incurred for periods subsequent to the Spin-Off. Costs incurred during the Current Quarter were higher than the Comparable Quarter due to costs associated with our operating as a standalone public company.
Gain on disposal of assets, net — Gain on disposal of assets, net during the Current Quarter was attributable to the sale of the Paragon M822 to an unrelated third party.
Gain on repurchase of long-term debt — In the Current Quarter, we repurchased and canceled an aggregate principal amount of $11 million of our senior notes at an aggregate cost of $7 million including accrued interest. As a result of the repurchases, we recognized a total gain on debt retirement, net of the write-off of issuance costs, of approximately $4 million. All senior note repurchases were made using available cash balances.
Other Expenses
Income tax provision — Our income tax provision decreased $13 million in the Current Quarter compared to the Comparable Quarter, primarily due to a $77 million decrease in pre-tax book income and underlying changes in the profitability mix of our operations in various jurisdictions, including current year projected losses in certain jurisdictions, partially offset by certain unfavorable discrete tax items in the Current Quarter.

LIQUIDITY AND CAPITAL RESOURCES
Financial Resources and Liquidity Overview
The table below sets forth a summary of our cash flow information for the three months ended March 31, 2015 and 2014. Our cash flows for the three months ended March 31, 2015 consist entirely of the consolidated results of Paragon while our cash flows for the three months ended March 31, 2014 consist entirely of the combined results of our Predecessor.

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Cash flows provided by (used in):
Operating activities	$210,385	$199,623
Investing activities	(22,547)	(55,461)
Financing activities	(158,837)	(148,518)
Changes in cash flows from operating activities for the three months ended March 31, 2015 are driven by changes in net income (see discussion of changes in Net Income in “Results of Operations”) and significant collections from our customers in the first quarter of 2015. Changes in cash flows from investing activities are dependent upon our level of capital expenditures, which varies based on the timing of projects. During the three months ended March 31, 2015, our cash flows from investing activities were also impacted by our sale of the Paragon M822 to an unrelated third party as well as a decrease in restricted cash associated with a requirement on the Prospector Senior Credit Facility which was repaid in full during the first quarter of 2015. Changes in cash flows from financing activities for the three months ended March 31, 2015 are primarily due to activity under our Revolving Credit Facility, repayment of the Prospector Senior Credit Facility and the repurchase of Senior Notes.
Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;

•	committed capital expenditures;

•	discretionary capital expenditures, including various capital upgrades;

•	repayment of outstanding debt;

•	acquisitions;

•	dividends; and

•	share repurchases.
We currently expect to fund these cash flow needs with cash generated by our operations, available cash balances, borrowings under credit facilities, potential issuances of long-term debt or equity, other financings, or asset sales.
At March 31, 2015, we had a total contract drilling services backlog of approximately $1.9 billion. Our backlog as of March 31, 2015 reflects a commitment of 55% of available days for the remainder of 2015 and 25% of available days for 2016. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”
Paragon Debt
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
On June 17, 2014, we entered into a senior secured revolving credit agreement with lenders that provided commitments in the amount of $800 million (the “Revolving Credit Facility”). The Revolving Credit Facility has a term of five years and matures in July 2019. Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) an adjusted London Interbank Offered Rate (“LIBOR”), plus an applicable margin ranging between 1.50% to 2.50%, depending on our leverage ratio, or (ii) a base rate plus an applicable margin ranging between 1.50% to 2.50%. Under the Revolving Credit Facility, we may also obtain up to $800 million of letters of credit. Issuance of letters of credit under the Revolving Credit Facility would reduce a corresponding amount available for borrowing. As of March 31, 2015, we had $370 million in borrowings outstanding at a weighted-average interest rate of 2.41%. There was an aggregate amount of $20 million of letters of credit issued under the Revolving Credit Facility.
On July 18, 2014, we issued $1.08 billion of senior notes (the “Senior Notes”) and also borrowed $650 million under a term loan facility (the “Term Loan Facility”). The Term Loan Facility is secured by all of our rigs. The proceeds from the Term Loan Facility and the Senior Notes were used to repay $1.7 billion of intercompany indebtedness to Noble incurred as partial consideration for the Separation. The Senior Notes consisted of $500 million of 6.75% senior notes and $580 million of 7.25% senior notes, which mature on July 15, 2022 and August 15, 2024, respectively. The Senior Notes were issued without an original issue discount. Borrowings under the Term Loan Facility bear interest at an adjusted LIBOR rate plus 2.75%, subject to a minimum LIBOR rate of 1% or a base rate plus 1.75%, at our option. We are required to make quarterly principal payments of $1.6 million and may prepay all or a portion of the term loans at any time. The Term Loan Facility matures in July 2021. The loans under the Term Loan Facility were issued with 0.5% original issue discount.
In connection with the issuance of the aforementioned debt, we incurred $35 million of issuance costs.
The covenants and events of default under our Revolving Credit Facility, Senior Notes, and Term Loan Facility are substantially similar. The agreements governing these obligations contain covenants that place restrictions on certain merger and consolidation transactions; our ability to sell or transfer certain assets; payment of dividends; making distributions; redemption of stock; incurrence or guarantee of debt; issuance of loans; prepayment; redemption of certain debt; as well as incurrence or assumption of certain liens. In addition to these covenants, the Revolving Credit Facility includes a covenant requiring us to maintain a net leverage ratio (defined as total debt, net of cash and cash equivalents, divided by earnings excluding interest, taxes, depreciation and amortization charges) less than 4.00 to 1.00 and a covenant requiring us to maintain a minimum interest coverage ratio (defined as interest expense divided by earnings excluding interest, taxes, depreciation and amortization charges) greater than 3.00 to 1.00. As of March 31, 2015, we were in compliance with the covenants under our Revolving Credit Facility by maintaining a net leverage ratio of 2.39 and an interest coverage ratio of 7.90 (these calculations do not include the corresponding financial information from Prospector, which has been designated as an unrestricted subsidiary for purposes of our debt agreements). Prospector has been designated as an unrestricted subsidiary under our Revolving Credit Facility, Term Loan Facility, and Senior Notes. As a result, the assets, liabilities, and financial results of Prospector are excluded from the financial covenants applicable to Paragon and its other subsidiaries under these debt facilities.
During the three months ended March 31, 2015, we repurchased and canceled an aggregate principal amount of $11 million of our Senior Notes at an aggregate cost of $7 million including accrued interest. The repurchases consisted of $1 million aggregate principal amount of our 6.75% senior notes due July 2022 and $10 million aggregate principal amount of our 7.25% senior notes due August 2024. As a result of the repurchases, we recognized a total gain on debt retirement, net of the write-off of issuance costs, of approximately $4 million in “Gain on repurchase of long-term debt.” All Senior Note repurchases were made using available cash balances.
Prospector Debt
At the time of our acquisition of Prospector, Prospector had the following outstanding debt instruments: (i) 2019 Second Lien Callable Bond of $100 million (“Prospector Bonds”) and (ii) 2018 Senior Secured Credit Facility of $270 million (“Prospector Senior Credit Facility”).
The Prospector Bonds were originally entered into by a subsidiary of Prospector on May 19, 2014 in the Oslo Alternative Bond Market. The Prospector Bonds had a fixed interest rate of 7.75% per annum, payable semi-annually on December 19 and June 19 each year and maturity of June 19, 2019. In January 2015, the bondholders put $99.6 million par value of their bonds back to Prospector at the put price of 101% of par plus accrued interest pursuant to change of control provisions of the bonds. The remaining $0.4 million par value of the Prospector bonds outstanding was called and retired on March 26, 2015. We funded the repayment of the debt using borrowings from our Revolving Credit Facility and available cash.
The Prospector Senior Credit Facility was originally entered into by a subsidiary of Prospector on June 12, 2014 with a group of lenders. The Prospector Senior Credit Facility comprised a $140 million Prospector 5 tranche and a $130 million Prospector 1 tranche which were both fully drawn at the time of acquisition. The Prospector Senior Credit Facility had an interest rate of LIBOR plus a margin of 3.5%. Prospector was required to hedge at least 50% of the Prospector Senior Credit Facility against fluctuations in the interest rate. Under the swaps, Prospector paid a fixed interest rate of 1.512% and received the three-month LIBOR rate. On March 16, 2015, the remaining principal balance outstanding under the Prospector Senior

Credit Facility in the amount of approximately $261 million, including accrued interest, was paid in full through the use of cash on hand and borrowings under our Revolving Credit Facility and all associated interest rate swaps were terminated. The related requirement for a fully funded debt service reserve account, classified as restricted cash on our Consolidated Balance Sheet as of December 31, 2014, was also released as a result of the payment in full on the Prospector Senior Credit Facility.
Liquidity
Prior to the Distribution, our working capital and capital expenditure requirements were a part of Noble’s cash management program. After the Distribution, we have been solely responsible for the provision of funds to finance our working capital and other cash requirements. We expect our primary sources of liquidity in the future will be cash generated from operations, borrowings under our Revolving Credit Facility, any future financing arrangements, and equity issuances, if necessary. Our principal uses of liquidity will be to fund our operating expenditures and capital expenditures, including major projects, upgrades and replacements to drilling equipment, to service our outstanding indebtedness, acquisitions and to pay future dividends.
At March 31, 2015, we had $86 million of cash on hand and $410 million of committed financing available under our Revolving Credit Facility, which will expire in 2019. During the first quarter of 2015, we repurchased $100 million par value of the Prospector Bonds at a price of 101% of par, plus accrued interest, pursuant to change of control provisions of the bonds. On March 16, 2015, the remaining principal balance outstanding under the Prospector Senior Credit Facility in the amount of $261 million, including accrued interest was paid in full through the use of cash on hand and borrowings under our Revolving Credit Facility.
At March 31, 2015, we have purchase commitments of $400 million and $199 million currently due in 2015 and 2016, respectively, related to three high specification jack up rigs under construction. Each of these rigs is being built pursuant to a contract between a subsidiary of Prospector and the shipyard, without a Paragon or Prospector parent company guarantee or other direct recourse to any other subsidiary of Paragon other than the applicable subsidiary. We are currently in discussions with the shipyard to extend delivery under these contracts. In the event we are unable to extend delivery of any rig, we will lose ownership of that rig, at which time, the associated costs currently capitalized (primarily representing down-payments on these rigs) on our balance sheet will be written off. At March 31, 2015, we had approximately $41 million in capitalized costs associated with all three rigs.
Our debt facilities are subject to financial and non-financial covenants. While we currently satisfy our covenants, current market conditions may prevent us from maintaining compliance at the December 31, 2015 measurement date; however, there are measures within our control to help maintain compliance with these financial and non-financial covenants, such as reducing our operating and capital expenses, and/or designating certain of the Prospector subsidiaries as restricted subsidiaries under our debt agreements, which would allow us to include such subsidiaries’ financial results in these covenant calculations of our debt agreements, or seek a waiver on the covenants from our lenders.  Prospector has been designated as an unrestricted subsidiary under our Revolving Credit Facility, Term Loan Facility, and Senior Notes. As a result, the assets, liabilities, and financial results of Prospector are excluded from the financial covenants applicable to Paragon and its other subsidiaries under these debt facilities.
During the first quarter of 2015 we had significant collections of outstanding customer receivables including a total of $290 million from Petróleo Brasileiro S.A. (“Petrobras”) and Pemex. We expect that our operating cash flows coupled with financing available under our Revolving Credit Facility will be sufficient to meet our liquidity needs for at least the next twelve months. Our ability to continue to fund our operations will be affected by general economic, competitive and other factors, many of which are outside of our control. To the extent current market conditions continue for a prolonged period or worsen, funding our operations will become more challenging. If our future cash flows from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to reduce or delay our capital and operational expenditures, sell assets, obtain additional debt or equity financing, or refinance all or a portion of our debt.
Capital Expenditures
Capital expenditures, including capitalized interest, totaled $51 million during the three months ended March 31, 2015 and $43 million during the three months ended March 31, 2014. As of March 31, 2015, we had approximately $49 million in capital commitments related to ongoing major projects, upgrades and replacements to existing drilling equipment (excluding shipyard commitments related to the three high specification jack-ups under construction). Capital commitments include all open purchase orders issued to vendors to procure capital equipment.
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
Dividends
In February 2015, we announced that we were suspending the declaration and payment of dividends for the foreseeable future in order to preserve liquidity.
The declaration and payment of dividends require authorization of our Board of Directors, provided that such dividends on issued share capital may be paid only out of Paragon Offshore plc’s “distributable reserves” on its statutory balance sheet. Paragon Offshore plc is not permitted to pay dividends out of share capital, which includes share premiums. Any determination to declare a dividend, as well as the amount of any dividend that may be declared, will be based on the board's consideration of our financial position, earnings, outlook, capital spending plans, outlook on current and future market conditions and business needs and other factors that our Board considers relevant factors at that time.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.
Commitments and Contractual Obligations
For additional information about our commitments and contractual obligations as of December 31, 2014, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Commitments and Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2014. As of March 31, 2015, other than payments made for our debt obligations, there were no other material changes to this disclosure regarding our commitments and contractual obligations.
Critical Accounting Policies and Estimates
Our consolidated and combined financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. The significant accounting policy and estimate below updates and supplements those described in our Annual Report on Form 10-K for the year ended December 31, 2014 and should be considered together with the policies and estimates described in that report.
Allowance for Doubtful Accounts
Historically, our uncollectible accounts receivable have been immaterial, and typically, we do not require collateral for our receivables. We provide an allowance for uncollectible accounts, as necessary, on a specific identification basis. Our allowance for doubtful accounts was $10 million and $1 million at March 31, 2015 and December 31, 2014, respectively. Bad debt expense of $9 million was recorded for the three months ended March 31, 2015. No bad debt expense was recorded for the three months ended March 31, 2014. Bad debt expense is reported as a component of “Contract drilling services operating costs and expense” in our Consolidated and Combined Statement of Income for the three months ended March 31, 2015.
NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, which amends ASC Topic 606, “Revenue from Contracts with Customers.” The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. In April 2015, the FASB issued Proposed ASU No. 2015-240, “Revenue from Contracts with Customers: Deferral of the Effective Date” which proposes a deferral of the effective date by one year and is currently in its comment period. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
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
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2015. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding contract backlog, fleet status, our financial position, business strategy, taxes, timing or results of acquisitions or dispositions, repayment of debt, borrowings under our credit facilities or other instruments, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, indemnity and other contract claims, construction and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, and timing for compliance with any new regulations. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors, including but not limited to, operating hazards and delays, operations outside the U.S., actions by regulatory authorities, customers, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, costs and difficulties relating to the integration of businesses, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, hurricanes and other weather conditions, and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, our Quarterly Reports on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for loss from a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under our Revolving Credit Facility and Term Loan Facility.
Interest on borrowings under our Revolving Credit Facility is at an agreed upon applicable margin over adjusted LIBOR, or base rate plus such applicable margin as stated in the agreement. At March 31, 2015, we had $370 million borrowings outstanding under our Revolving Credit Facility. A 1% change in the interest rate on the floating rate debt would impact on our annual earnings and cash flows by approximately $4 million.
Interest on borrowings under our Term Loan Facility is at an agreed upon percentage point spread over adjusted LIBOR (subject to a 1% floor), or base rate as stated in the agreement. At March 31, 2015, we had $644 million in borrowings outstanding under our Term Loan Facility, net of unamortized discount. Since we are currently subject to the 1% LIBOR floor, our Term Loan Facility effectively bears interest at a fixed interest rate. The fair value of our Term Loan Facility was approximately $440 million at March 31, 2015. Related interest expense for the three months ended March 31, 2015 was $6 million. Holding other variables constant (such as debt levels), a 1% increase in interest rates would increase our annual interest expense by approximately $6 million.
Our Senior Notes bear interest at a fixed interest rate and fair value will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of our Senior Notes was approximately $330 million at March 31, 2015, compared to the principal amount of $984 million.
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
We are exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currencies that are other than the U.S. dollar. To help manage this potential risk, we may periodically enter into derivative instruments to manage our exposure to fluctuations in foreign currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. These contracts are primarily accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on our Consolidated Balance Sheet in “Accumulated other comprehensive loss” (“AOCL”). Amounts recorded in AOCL are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of the hedged item is recorded directly to earnings. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives.
Our North Sea, Mexico and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we may periodically enter into forward contracts, all of which would have a maturity of less than twelve months and would settle monthly in the operations’ respective local currencies. At March 31, 2015, we had no outstanding derivative contracts. Depending on market conditions, we may elect to utilize short-term forward currency contracts in the future.

ITEM 4.	CONTROLS AND PROCEDURES
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

Our controls over restricted access and segregation of duties within our SAP system were improperly designed and not effective as certain personnel have the ability to prepare and post journal entries without an independent review required by someone other than the preparer. Specifically, the controls as designed did not provide reasonable assurance that incompatible access within the system, including the ability to record transactions, was appropriately segregated, impacting the accuracy and completeness of all key accounts and disclosures. This control deficiency did not result in any adjustments to the consolidated financial statements for the year ended December 31, 2014. However, the deficiency could result in misstatements to key accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In light of the material weakness described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2015.

Management has taken immediate steps to address and improve our controls over restricted access and segregation of duties within our SAP system and a remediation plan is currently in process.  We are currently designing and developing an implementation plan for the new processes and controls to remediate the material weakness identified.  While we expect to have the necessary controls implemented by the end of the second quarter of 2015, we will not be able to conclude the material weakness has been remediated until we are able to test their operational effectiveness.  We expect to test the controls and conclude as to whether the material weakness has been remediated in the second half of 2015.

Changes in Internal Control over Financial Reporting
There were no changes in Paragon’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information regarding legal proceedings is set forth in “Note 12 – Commitments and Contingencies” to our consolidated and combined financial statements included in Item I, Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
As of March 31, 2015, we were involved in a number of other lawsuits and other matters which have arisen in the ordinary course of business for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated and combined statements of financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

ITEM 1A.	RISK FACTORS
Risks Relating to Our Business
For additional information about our risk factors see the risks described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 6.	EXHIBITS
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Paragon Offshore plc, a company registered under the laws of England and Wales

/s/ Randall D. Stilley	May 14, 2015
Randall D. Stilley	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Steven A. Manz	May 14, 2015
Steven A. Manz	Date
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Number	Description
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

10.17†	Paragon Offshore Executive Bonus Plan, dated February 19, 2015 (incorporated by reference to Exhibit 10.1 to Paragon Offshore plc’s Current Report on Form 8-K filed on February 25, 2015).
10.18†	Form of Time Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Paragon Offshore plc’s Current Report on Form 8-K filed on February 25, 2015).
10.19†	Form of Performance Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to Paragon Offshore plc’s Current Report on Form 8-K filed on February 25, 2015).
10.20†
Paragon Offshore plc 2014 Employee Omnibus Incentive Plan (Amended and Restated) (Filed as Annex A to Paragon Offshore plc’s Definitive Proxy Statement on Schedule 14A filed with the Commission on March 20, 2015).

10.21†
Paragon Offshore plc 2014 Director Omnibus Plan (Amended and Restated) (Filed as Annex B to Paragon Offshore plc’s Definitive Proxy Statement on Schedule 14A filed with the Commission on March 20, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.