Form 10-Q
period 2016-03-31
PARAGON OFFSHORE PLC
filed 2016-05-10
CIK 1594590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________

FORM 10-Q
________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016

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

Number of shares outstanding and trading at April 29, 2016: 87,372,498

PARAGON OFFSHORE plc
FORM 10-Q
For the Quarter Ended March 31, 2016

GLOSSARY OF CERTAIN DEFINED TERMS

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
The August 1, 2014 pro rata distribution by Noble to its shareholders of all our issued and outstanding ordinary shares. Noble shareholders received one ordinary share of Paragon for every three shares of Noble owned

EBITDA	Net income (loss) before taxes plus interest expense and depreciation, less interest income

Exchange Act	U.S. Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

LIBOR	London Interbank Offered Rate

Noble	Noble Corporation plc

OPEC	Organization of Petroleum Exporting Countries

Pemex	Petróleos Mexicanos

Petrobras	Petróleo Brasileiro S.A.

Prospector	Prospector Offshore Drilling S.á.r.l

Revolving Credit Agreement	The Company’s senior secured revolving credit agreement entered into with a group of lenders on June 17, 2014

Revolving Credit Facility	Commitments in the amount of $800 million provided by a group of lenders under the Revolving Credit Agreement

ROCE	Return on capital employed

Sale-Leaseback Transaction	Sale-leaseback agreement with subsidiaries of SinoEnergy Capital Management Ltd. for two high specification jackup units, Prospector 1 and Prospector 5 entered into on July 24, 2015

SEC	U.S. Securities and Exchange Commission

Senior Notes	The Company’s 6.75% senior notes due in 2022 and 7.25% senior notes due in 2024, collectively

Spin-Off	The Company’s separation from Noble on August 1, 2014

Tax Sharing Agreement
Agreement entered into with Noble at Spin-Off which governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes following the Distribution

Term Loan Agreement	The Company’s senior secured term loan agreement entered into June 18, 2014

Term Loan Facility	The Company’s $650 million term loan debt entered into under the Term Loan Agreement

Total S.A.	Total E&P U.K. Limited and Elf Exploration U.K. Limited

U.K.	United Kingdom

U.S. GAAP	Accounting principles generally accepted in the United States

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PARAGON OFFSHORE plc
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating revenues
Contract drilling services	$235,044	$399,819
Labor contract drilling services	6,748	7,165
Reimbursables and other	23,328	23,664
	265,120	430,648
Operating costs and expenses
Contract drilling services	112,706	225,105
Labor contract drilling services	5,059	5,613
Reimbursables	19,784	19,978
Depreciation and amortization	71,906	90,075
General and administrative	12,174	15,364
Gain on sale of assets	—	(16,795)
Gain on repurchase of long-term debt	—	(4,345)
	221,629	334,995
Operating income before interest, reorganization items and income taxes	43,491	95,653
Interest expense (contractual interest of $36,106 for the three months ended March 31, 2016)	(27,017)	(30,178)
Other, net	762	2,248
Reorganization items, net	(21,842)	—
Income (loss) before income taxes	(4,606)	67,723
Income tax provision	(604)	(6,565)
Net income (loss)	$(5,210)	$61,158
Net income attributable to non-controlling interest	—	(31)
Net income (loss) attributable to Paragon	$(5,210)	$61,127

Income (loss) per share
Basic and diluted	$(0.06)	$0.69

Weighted-average shares outstanding
Basic and diluted	86,598	85,055
See accompanying notes to the unaudited condensed consolidated financial statements.

PARAGON OFFSHORE plc
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$(5,210)	$61,158
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,068	(2,198)
Adjustments to pension plans	187	192
Total other comprehensive income (loss), net	2,255	(2,006)
Total comprehensive income (loss)	$(2,955)	$59,152
See accompanying notes to the unaudited condensed consolidated financial statements.

PARAGON OFFSHORE plc
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$835,401	$773,571
Restricted cash	3,001	3,000
Accounts receivable, net of allowance for doubtful accounts of $44 million at March 31, 2016 and December 31, 2015, respectively	242,854	266,325
Prepaid and other current assets	102,565	110,027
Total current assets	1,183,821	1,152,923
Property and equipment, at cost	2,671,565	2,652,537
Accumulated depreciation	(1,610,499)	(1,541,439)
Property and equipment, net	1,061,066	1,111,098
Other assets	94,097	98,826
Total assets	$2,338,984	$2,362,847

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$667,138	$40,629
Accounts payable and accrued expenses	81,882	85,374
Accrued payroll and related costs	43,293	48,246
Taxes payable	36,607	34,381
Interest payable	313	34,085
Other current liabilities	43,749	41,174
Total current liabilities	872,982	283,889
Long-term debt	217,720	2,538,444
Deferred income taxes	8,833	9,373
Other liabilities	37,778	37,731
Liabilities subject to compromise	1,709,347	—
Total liabilities	2,846,660	2,869,437
Commitments and contingencies (Note 16)
Equity
Ordinary shares, $0.01 par value, 186,457,393 shares authorized; with 87,370,701 and 86,026,247 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	874	860
Additional paid-in capital	1,431,311	1,429,456
Accumulated deficit	(1,900,102)	(1,894,892)
Accumulated other comprehensive loss	(39,759)	(42,014)
Total shareholders’ deficit	(507,676)	(506,590)
Total liabilities and equity	$2,338,984	$2,362,847
See accompanying notes to the unaudited condensed consolidated financial statements.

PARAGON OFFSHORE plc
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity and Net Parent Investment	Non-Controlling Interest	Total Equity (Deficit)
	Shares	Amount
Balance at December 31, 2014	84,753	$848	$1,423,153	$(895,249)	$(37,144)	$491,608	$2,641	$494,249
Net income	—	—	—	61,127	—	61,127	31	61,158
Distribution by former parent	—	—	(9,493)	—	—	(9,493)	—	(9,493)
Employee related equity activity:
Amortization of share-based compensation	—	—	4,599	—	—	4,599	—	4,599
Vesting of restricted stock unit awards	775	7	(700)	—	—	(693)	—	(693)
Acquisition of Prospector non-controlling interest	—	—	487	—	—	487	(2,672)	(2,185)
Other comprehensive loss, net	—	—	—	—	(2,006)	(2,006)	—	(2,006)
Balance at March 31, 2015	85,528	$855	$1,418,046	$(834,122)	$(39,150)	$545,629	$—	$545,629

Balance at December 31, 2015	86,026	$860	$1,429,456	$(1,894,892)	$(42,014)	$(506,590)	$—	$(506,590)
Net loss	—	—	—	(5,210)	—	(5,210)		(5,210)
Employee related equity activity:
Amortization of share-based compensation	—	—	1,967	—	—	1,967	—	1,967
Vesting of restricted stock unit awards	1,345	14	(112)	—	—	(98)	—	(98)
Other comprehensive income, net	—	—	—	—	2,255	2,255	—	2,255
Balance at March 31, 2016	87,371	$874	$1,431,311	$(1,900,102)	$(39,759)	$(507,676)	$—	$(507,676)
See accompanying notes to the unaudited condensed consolidated financial statements.

PARAGON OFFSHORE plc
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(5,210)	$61,158
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	71,906	90,075
Gain on sale of assets	—	(16,795)
Gain on repurchase of long-term debt	—	(4,345)
Deferred income taxes	(4,750)	1,270
Share-based compensation	2,206	4,765
Provision for doubtful accounts	—	9,219
Reorganization items, non-cash	9,122	—
Net change in other assets and liabilities (Note 17)	32,951	65,038
Net cash provided by operating activities	106,225	210,385
Cash flows from investing activities
Capital expenditures	(17,866)	(50,699)
Proceeds from sale of assets	—	24,007
Acquisition of Prospector Offshore Drilling S.A. non-controlling interest	—	(2,185)
Change in restricted cash	(4,160)	12,502
Change in accrued capital expenditures	(5,422)	(6,172)
Net cash used in investing activities	(27,448)	(22,547)
Cash flows from financing activities
Net Activity – Revolving Credit Facility	—	16,000
Additional Borrowings - Revolving Credit Facility	—	200,000
Repayments on Sale-Leaseback Financing	(16,947)	—
Repayment of Term Loan Facility	—	(1,625)
Repayment of Prospector Senior Credit Facility	—	(265,666)
Repayment of Prospector Bonds	—	(101,000)
Purchase of Senior Notes	—	(6,546)
Net cash used in financing activities	(16,947)	(158,837)
Net change in cash and cash equivalents	61,830	29,001
Cash and cash equivalents, beginning of period	773,571	56,772
Cash and cash equivalents, end of period	$835,401	$85,773

Supplemental information for non-cash activities (Note 17)
See accompanying notes to the unaudited condensed consolidated financial statements.

PARAGON OFFSHORE plc
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND CURRENT EVENTS
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
The Company operates its geographically diverse fleet with well-established customer relationships. We operate in significant hydrocarbon-producing geographies throughout the world, including the North Sea, the Middle East, India, Brazil, Mexico, West Africa and Southeast Asia. As of March 31, 2016, our contract backlog was $0.8 billion and included contracts with leading national, international and independent oil and gas companies.
We are a public limited company registered under the Companies Act 2006 of England. In July 2014, Noble Corporation plc (“Noble”) transferred to us the assets and liabilities (the “Separation”) constituting most of Noble’s standard specification drilling units and related assets, liabilities and business (our “Predecessor”). On August 1, 2014, Noble made a pro rata distribution to its shareholders of all of our issued and outstanding ordinary shares (the “Distribution” and, collectively with the Separation, the “Spin-Off”).
Basis of Presentation
All financial information presented in this Form 10-Q represents the consolidated results of operations, financial position and cash flows of Paragon. At the Spin-Off, Noble contributed its entire net parent investment in our Predecessor. Concurrent with the Spin-Off and in accordance with the terms of our Separation from Noble, certain assets and liabilities were transferred between us and Noble, which have been recorded as part of the net capital contributed by Noble. During the first quarter of 2015, we recorded an out-of-period adjustment to the opening balance sheet of our Predecessor of approximately $9 million to reflect transfers of fixed assets resulting from the Spin-Off between us and our former parent, as well as revisions in estimates of liabilities associated with the Spin-Off. This adjustment did not affect our Condensed Consolidated Statements of Operations.
On November 17, 2014, we initiated the acquisition of the outstanding shares of Prospector Offshore Drilling S.á.r.l (“Prospector”), an offshore drilling company organized in Luxembourg and traded on the Oslo Axess, from certain shareholders and in open market purchases. On February 23, 2015, we acquired all remaining issued and outstanding shares of Prospector. We spent approximately $2 million in the first quarter of 2015 to purchase the remaining issued and outstanding shares of Prospector and funded the purchase using proceeds from our Revolving Credit Facility and cash on hand.
Unaudited Interim Information
The interim consolidated financial statements of Paragon Offshore plc and its subsidiaries are unaudited. However, they include all adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2016 and the results of its operations and cash flows for the three months ended March 31, 2016 and 2015. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC regarding interim financial reporting.
The year-end balance sheet data was derived from audited financial statements This interim report does not include all disclosures required by U.S. GAAP for annual periods and should be read in conjunction with the Annual Report on Form 10-K of Paragon Offshore plc for the year ended December 31, 2015. The interim financial results may not be indicative of the results to be expected for the full year. Certain amounts in prior periods have been reclassified to conform to the current year presentation.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon the Bankruptcy Court’s approval of our plan of reorganization as described below. This represents a material uncertainty related to events and conditions that may cause significant doubt on our ability to continue as a going concern and, therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business.
During the period that we are operating as debtors-in-possession under chapter 11 of the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions in our debt agreements), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the reorganization plan could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Chapter 11 Filing
On February 12, 2016, the Debtors entered into a plan support agreement (the “PSA”) relating to a plan of reorganization (the “Plan”) pursuant to chapter 11 of the Bankruptcy Code with holders (the “Noteholder Group”) representing an aggregate of 77% of the outstanding $457 million of our 6.75% senior unsecured notes maturing July 2022 (the “2022 Senior Notes”) and the outstanding $527 million of our 7.25% senior unsecured notes maturing August 2024 (the “2024 Senior Notes” and, together with the 2022 Senior Notes, the “Senior Notes”) together with lenders (the “Revolver Group”) representing an aggregate of 96% of the amounts outstanding (including letters of credit) under our Senior Secured Revolving Credit Agreement, dated June 17, 2014 (the “Revolving Credit Agreement”).
On February 14, 2016, the Debtors filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court (the “Bankruptcy cases”).
On April 6, 2016, the Bankruptcy Court approved the Company’s disclosure statement (subject to confirmation), which included an amended Plan with the terms of the transactions as follows:

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

•
Holders of our Senior Notes (the “Noteholders”) shall receive: (i) a pro rata share of a cash payment of $345 million (the “Noteholder Cash Payment”); (ii) a pro rata share of 35% of the ordinary shares of reorganized Paragon (the “Noteholder Equity”); and (iii) a deferred cash payment of $20 million if our consolidated EBITDA, as adjusted for other items as defined in the PSA (“Adjusted EBITDA”) for 2016 equals or exceeds $209 million, and a deferred cash payment of $15 million if our consolidated Adjusted EBITDA for 2017 equals or exceeds $248 million but is less than $276 million or $30 million if our consolidated Adjusted EBITDA for 2017 equals or exceeds $276 million. The Noteholder Group will also be entitled to designate one member to our board of directors.

•	Existing shareholders will retain ownership of 65% of the ordinary shares of reorganized Paragon following emergence from bankruptcy.

•	General unsecured claims are unimpaired under the Plan, and the Company’s Senior Secured Term Loan (the “Term Loan Facility”) shall be reinstated.

•
The Plan does not contemplate restructuring the financing arrangements created by the Sale-Leaseback Transaction as the Prospector subsidiaries are not Debtors in the chapter 11 filing. On April 5, 2016, the Company obtained a forbearance of the event of default relating to the filing of the chapter 11 cases under the Sale-Leaseback Transaction agreements. The forbearance will become a permanent waiver of the event of default upon the occurrence of certain conditions, including that the effective date of the Plan occurs by the outside date set forth in the PSA.

Debtors-in-Possession
Since the petition date, the Debtors have operated their business as “debtors-in-possession.” Under the Bankruptcy cases, the Debtor’s trade creditors and vendors are being paid in full in the ordinary course of business and all of the Company’s contracts have remained in effect in accordance with their terms preserving the rights of all parties. Certain subsidiaries of the Company were not party to the chapter 11 filing (the “Non-Filing entities”). The Non-Filing entities have continued to operate in the ordinary course of business.
The reorganization is not expected to have a material impact on our operations. We expect to emerge from bankruptcy late in the second quarter or early in the third quarter of 2016 after confirmation of the Plan by the Bankruptcy Court.
Settlement with Noble Corporation
On February 12, 2016, we entered into a binding term sheet (the “Term Sheet”) with Noble with respect to the “Noble Settlement Agreement” (as described below), which we executed on April 29, 2016 and remains subject to the confirmation of our Plan by the Bankruptcy Court. Upon effectiveness of the Noble Settlement Agreement, certain conditions of the Tax Sharing Agreement executed between Noble and Paragon for the Spin-Off will be modified.
Pursuant to the Noble Settlement Agreement, Noble will provide direct bonding in fulfillment of the requirements necessary to challenge tax assessments in Mexico relating to our business for the tax years 2005 through 2010 (the “Mexican Tax Assessments”). The Mexican Tax Assessments were originally assigned to us by Noble pursuant to the Tax Sharing Agreement which was entered into in connection with the Spin-Off. See Note 16 - “Commitments and Contingencies” for additional information. The Company has contested or intends to contest the Mexico Tax Assessments and may be required to post bonds in connection thereto. As of March 31, 2016, our estimated Mexican Tax Assessments totaled approximately $194 million, with assessments for 2009 and 2010 yet to be received. Additionally, Noble will be responsible for all of the ultimate tax liability for Noble legal entities and 50% of the ultimate tax liability for our legal entities relating to the Mexican Tax Assessments.
In consideration for this support, we have agreed to release Noble, fully and unconditionally, from any and all claims in relation to the Spin-Off. The Noble Settlement Agreement remains subject to the approval by the Bankruptcy Court in connection with the confirmation of our Plan. Upon the effectiveness of the Noble Settlement Agreement, a material portion of our Mexican Tax Assessments, and any corresponding ultimate tax liability, will be assumed by Noble. Until such time, the current Tax Sharing Agreement remains in effect.

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, which amends ASC Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. Based on ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, subsequently issued in August 2015, the amendments in this ASU are effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. This ASU can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Entities reporting under U.S. GAAP are not permitted to adopt this standard earlier than the original effective date for public entities. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires that lessees recognize assets and liabilities for both capital and operating leases with lease terms greater than twelve months on the balance sheet and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This update is effective for financial statements issued for annual reporting periods beginning after December 15, 2018, and interim reporting periods within that reporting period. Early adoption is permitted. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
In March 2016, the FASB issued ASU No. 2016-12, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements including such areas as income tax effects, minimum statutory tax withholding requirements, and forfeitures. The guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

NOTE 3— SIGNIFICANT ACCOUNTING POLICIES
Our unaudited condensed consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Actual results could differ from those estimates. The significant accounting policies and estimates below update and supplement those described in our Annual Report on Form 10-K for the year ended December 31, 2015.
Bankruptcy Accounting and Disclosures
In connection with filing chapter 11 of the Bankruptcy Code on February 14, 2016, the Company was subject to the requirements of FASB ASC 852, Reorganizations, which is applicable to companies under bankruptcy protection and requires amendments to the presentation of key financial statement line items. ASC 852 generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Bankruptcy cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization of the business must be reported separately as reorganization items in the consolidated statements of operations beginning with the three months ended March 31, 2016. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization. See Note 9 - “Reorganization Items” for cash paid for reorganization items in the consolidated statements of cash flows.
Allowance for Doubtful Accounts
We utilize the specific identification method for establishing and maintaining allowances for doubtful accounts. We review accounts receivable on a quarterly basis to determine the reasonableness of the allowance. The Company monitors the accounts receivable from its customers for any collectability issues. An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. Our allowance for doubtful accounts was $44 million at March 31, 2016 and December 31, 2015, respectively. No bad debt expense was recorded for the three months ended March 31, 2016 compared to $9 million recorded for the three months ended March 31, 2015. Bad debt expense is reported as a component of “Contract drilling services operating costs and expenses” in our Condensed Consolidated Statements of Operations.
Debt Issuance Costs
We adopted the guidance issued by the FASB in April 2015 in ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, in the first quarter of 2016. Debt issuance costs are presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount and are being amortized over the life of the debt. We reclassified $21 million of debt issuance costs for our Senior Notes, Term Loan Facility, and Sale-Leaseback Transaction from “Other assets” to “Long-term debt” in our December 31, 2015 Condensed Consolidated Balance Sheet presented in this Form 10-Q to conform to the current period presentation of debt issuance costs. Debt issuance costs related to line of credit arrangements continue to be classified in “Other assets” on the Condensed Consolidated Balance Sheets. For our debt securities that are considered subject to compromise, we ceased to amortize deferred debt issuance costs through interest expense from the date of the Bankruptcy filing.

NOTE 4—PROPERTY AND EQUIPMENT AND OTHER ASSETS
Cash used for our capital expenditures totaled $23 million for the three months ended March 31, 2016, as compared to $57 million for the three months ended March 31, 2015.
Gain on Sale of Assets
In January 2015, we completed the sale of the Paragon M822 for $24 million to an unrelated third party. In connection with the sale, we recorded a pre-tax gain of approximately $17 million.

NOTE 5—SHARE-BASED COMPENSATION
In conjunction with the Spin-Off, we adopted equity incentive plans for our employees and directors, the Paragon Offshore plc 2014 Employee Omnibus Incentive Plan (the “Employee Plan”) and the Paragon Offshore plc 2014 Director Omnibus Plan (the “Director Plan”). Replacement awards of Paragon time-vested restricted stock units (“TVRSU’s”) and performance-vested restricted stock units (“PVRSU’s”) granted in connection with the Spin-Off, as well as, since the Spin-off, new share-settled and cash-settled awards (“CS-TVRSU’s”) have been granted under the Employee Plan and the Director Plan. No awards were granted during three months ended March 31, 2016.
Shares available for issuance and outstanding restricted stock units under our two equity incentive plans as of March 31, 2016 are as follows (excluding the impact of cash-settled awards):

(In shares)	Employee Plan	Director Plan
Shares available for future awards or grants	4,526,847	434,048
Outstanding unvested restricted stock units	4,216,512	606,935
We have awarded both TVRSU’s and PVRSU’s under our Employee Plan and TVRSU’s under our Director Plan. The TVRSU’s under our Employee Plan generally vest pro-rata over a three-year period. The number of PVRSU’s which vest will depend on the degree of achievement of specified company-based and market-based performance criteria over the service period. Under the Employee Plan, we have awarded CS-TVRSU’s that are accounted for as liability-based awards. The CS-TVRSU’s vest pro-rata over a three-year period.
A summary of restricted stock activity for the three months ended March 31, 2016 is as follows:

	TVRSU’s Outstanding (1)	Weighted Average Grant-Date Fair Value	CS-TVRSU’s Outstanding	Share Price (2)	PVRSU’s Outstanding (3)	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2015	5,824,857	$5.34	2,647,565		849,484	$5.31
Awarded	—	—	—		—	—
Vested	(1,763,595)	6.06	(846,816)		—	—
Forfeited	(17,027)	11.16	(135,072)		(70,272)	11.00
Outstanding at March 31, 2016	4,044,235		1,665,677	$0.23	779,212

(1)
This column includes 606,935 shares outstanding at March 31, 2016 that were granted under our Director Plan and are recorded as a liability valued at the end of each reporting period at our underlying share price recognized over the service period.

(2)	The share price represents the closing price of our shares on March 31, 2016 at which both our CS-TVRSU’s and TVRSU’s granted under our Director Plan are measured.

(3)
Includes 191,474 PVRSU’s outstanding at March 31, 2016 for which vesting depends on the degree of achievement of a company-based performance criteria, the Company’s ROCE. The share amount of these PVRSU’s equals the units that would vest if the “maximum” level of performance is achieved based on ROCE. The minimum number of units is zero and the “target” level of performance is 50% of the maximum. During the three months ended March 31, 2016, 70,272 PVRSU’s were forfeited as a result of the Company not achieving the thresholds for vesting based on annualized ROCE performance over the term of the awards. For the remaining 587,738 PVRSU’s outstanding, the share amount equals the units that would vest if the “target” level of performance is achieved based on the Company’s achievement of a market-based objective, the Company’s total shareholder return (“TSR”). The minimum number of units is zero and the “maximum” level of performance is 200% of the target amount.

Share and liability-based award amortization recognized during the three months ended March 31, 2016 and March 31, 2015 totaled $2 million and $5 million, respectively. At March 31, 2016, we had $14 million of total unrecognized compensation cost related to our TVRSU’s, which is expected to be recognized over a remaining weighted-average period of 1.4 years. At March 31, 2016, we had $0.4 million of total unrecognized compensation cost related to our CS-TVRSU’s, which is expected to be recognized over a remaining weighted-average period of 1.9 years. At March 31, 2016, we had $1 million of total unrecognized compensation cost related to our PVRSU’s, which is expected to be recognized over a remaining weighted-average period of 1.5 years. The total potential compensation for the 191,474 PVRSU’s based on ROCE is recognized over the service period based on an estimate of the likelihood that our ROCE will achieve the targeted threshold. We currently estimate that these PVRSU’s will be completely forfeited. The total potential compensation for the 587,738 PVRSU’s based on TSR is recognized over the service period regardless of whether the TSR performance thresholds are ultimately achieved.

NOTE 6—EARNINGS/LOSS PER SHARE
Our outstanding share-based payment awards currently consist solely of restricted stock units. These unvested restricted stock units, which contain non-forfeitable rights to dividends, are deemed to be participating securities and are included in the computation of earnings per share pursuant to the “two-class” method. The “two-class” method allocates undistributed earnings between ordinary shares and participating securities; however, in a period of net loss, losses are not allocated to our participating securities. No earnings were allocated to unvested share-based payment awards in our earnings per share calculation for the three months ended March 31, 2016 due to our net loss in the current period.
Weighted average shares outstanding, basic and diluted, has been computed based on the weighted average number of ordinary shares outstanding during the applicable periods. Restricted stock units do not represent ordinary shares outstanding until they are vested and converted into ordinary shares. The diluted earnings per share calculation under the two class method is the same as our basic earnings per share calculation as we currently have no stock options or other potentially dilutive securities outstanding.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2016	2015
Allocation of income (loss) - basic and diluted
Net income (loss)	$(5,210)	$61,127
Earnings allocated to unvested share-based payment awards	—	(2,854)
Net income (loss) attributable to ordinary shareholders - basic and diluted	$(5,210)	$58,273

Weighted average shares outstanding
Basic and diluted	86,598	85,055
Weighted average unvested share-based payment awards	5,944	4,166

Earning (loss) per share
Basic and diluted	$(0.06)	$0.69

NOTE 7—DEBT
A summary of long-term debt at March 31, 2016 and December 31, 2015 is as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Revolving Credit Facility (1)	$—	$708,500
Term Loan Facility, bearing interest at 3.75%, net of unamortized discount and debt issuance costs	633,852	633,470
Senior Notes due 2022, bearing fixed interest at 6.75% per annum, net of debt issuance costs(1)	—	450,136
Senior Notes due 2024, bearing fixed interest at 7.25% per annum, net of debt issuance costs (1)	—	519,198
Sale-Leaseback Transaction	251,006	267,769
Total debt	884,858	2,579,073
Less: Current maturities of long-term debt	(667,138)	(40,629)
Long-term debt	$217,720	$2,538,444
(1) See Note 8 - “Liabilities Subject to Compromise” for each of the respective March 31, 2016 balances identified above.
Revolving Credit Facility, Term Loan Facility and Senior Notes
On June 17, 2014, we entered into the Revolving Credit Agreement with lenders that provided commitments in the amount of $800 million. The Revolving Credit Agreement, which is secured by substantially all of our rigs, has a term of five years and matures in July 2019. Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) an adjusted LIBOR, plus an applicable margin ranging between 1.50% to 2.50%, depending on our leverage ratio, or (ii) a base rate plus an applicable margin ranging between 1.50% to 2.50%. Under the Revolving Credit Agreement, we may also obtain letters of credit, the issuance of which would reduce a corresponding amount available for borrowing. As of March 31, 2016, we had $709 million in borrowings outstanding at a weighted-average interest rate of 2.73%, and an aggregate amount of $87 million of letters of credit issued under the Revolving Credit Facility. The balance of our Revolving Credit Facility and unamortized deferred debt issuance costs are classified as liabilities subject to compromise (See Note 8 - “Liabilities Subject to Compromise”) but we continue to pay interest on the Revolving Credit Facility in the ordinary course of business based on Bankruptcy Court approval. Accordingly, interest payable on this facility is not classified as a liability subject to compromise.
On July 18, 2014, we issued $1.08 billion of Senior Notes and also borrowed $650 million under the Term Loan Facility. The Term Loan Facility is secured by substantially all of our rigs. The proceeds from the Term Loan Facility and the Senior Notes were used to repay $1.7 billion of intercompany indebtedness to Noble incurred as partial consideration for the Separation.
The Senior Notes consisted of $500 million of 6.75% senior notes and $580 million of 7.25% senior notes, which mature on July 15, 2022 and August 15, 2024, respectively. The Senior Notes were issued without an original issue discount. Contractual interest on the 6.75% senior notes is payable semi-annually, in January and July, and contractual interest on the 7.25% senior notes is payable semi-annually, in February and August. The $1 billion balance of our Senior Notes, accrued pre-petition interest, and unamortized deferred debt issuance costs are classified as liabilities subject to compromise (See Note 8 - “Liabilities Subject to Compromise”). As interest on the Company’s unsecured Senior Notes subsequent to February 14, 2016 was not expected to be an allowed claim, the Company ceased accruing interest on its Senior Notes on this date. During the three months ended March 31, 2016, contractual interest expense of $9 million, including $0.2 million of amortization of debt issuance costs, which would have been incurred had the unsecured Senior Notes not been compromised by the Plan, was not recorded.
Borrowings under the Term Loan Facility bear interest at an adjusted LIBOR rate plus 2.75%, subject to a minimum LIBOR rate of 1% or a base rate plus 1.75%, at our option. We are required to make quarterly principal payments of $1.6 million plus interest and may prepay all or a portion of the Term Loan Facility at any time. The Term Loan Facility matures in July 2021. The loans under the Term Loan Facility were issued with 0.50% original issue discount. The Term Loan Facility balance is presented net of unamortized debt issuance cost of $6 million which continues to be amortized to interest expense through the life of the debt. Under the terms of the Plan, the Company’s senior secured Term Loan Facility is unimpaired and will be reinstated. Paragon continues to make principal and interest payments on its Term Loan Facility in the ordinary course of business and based on Bankruptcy Court approval. As a result, we have not classified the outstanding Term Loan Facility balance and any related accrued interest and unamortized deferred debt issuance costs as liabilities subject to compromise in the Condensed Consolidated Balance Sheet as of March 31, 2016.
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
The agreements related to our Debt Facilities contain covenants that place restrictions on certain merger and consolidation transactions; our ability to sell or transfer certain assets; payment of dividends; making distributions; redemption of stock; incurrence or guarantee of debt; issuance of loans; prepayment; redemption of certain debt; as well as incurrence or assumption of certain liens. The covenants and events of default under our Revolving Credit Agreement, Senior Notes, and Term Loan Facility are substantially similar.
The amendments to our Revolving Credit Agreement contemplated by our proposed Plan as outlined by our PSA contain additional restrictive covenants that, among other things, (a) restrict us from issuing dividends and (b) require us to maintain a minimum liquidity of $110 million at all times (subject to a grace period if our minimum liquidity remains above $95 million) and, beginning in 2018, will require us to maintain (i) a certain net leverage ratio (defined as total debt, net of cash and cash equivalents, divided by earnings excluding interest, taxes, depreciation and amortization charges) and (ii) a certain minimum interest coverage ratio (defined as earnings excluding interest, taxes, depreciation and amortization charges divided by interest expense).
The commencement of the Bankruptcy cases in February 2016 constituted an event of default that accelerated our obligations under the Term Loan Agreement, Revolving Credit Agreement and Senior Notes. Accordingly, our Term Loan Facility balance, which is not subject to compromise, has been reclassified to short term debt in the Condensed Consolidated Balance Sheet as of March 31, 2016. Pursuant to the Bankruptcy Code, the filing of the voluntary petitions automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the filing of the petitions or to exercise control over the Debtors’ property.
Sale-Leaseback Transaction
On July 24, 2015, we executed a combined $300 million Sale-Leaseback Transaction with the Lessors for our two high specification jackup units, Prospector 1 and Prospector 5 (collectively, the “Prospector Rigs”). We sold the Prospector Rigs to the Lessors and immediately leased the Prospector Rigs from the Lessors for a period of five years pursuant to a lease agreement for each Prospector Rig (collectively, the “Lease Agreements”). Net of fees and expenses and certain lease prepayments, we received net proceeds of approximately $292 million, including amounts used to fund certain required reserve accounts. The Prospector 1 and the Prospector 5 are each currently operating under drilling contracts with Total S.A. until mid-September 2016 and November 2017, respectively.
On April 5, 2016, the Company obtained a forbearance from the Lessors of the event of default relating to the filing of the chapter 11 cases under the Lease Agreements. The forbearance will become a permanent waiver of the event of default upon the occurrence of certain conditions, including that the effective date of the Plan occurs by the outside date set forth in the PSA.
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

(In millions)	2016	2017	2018	2019	2020	Thereafter	Total
Minimum annual rental payments	$38	$41	$33	$31	$164	$—	$307

We made rental payments, including interest, of approximately $21 million during the three months ended March 31, 2016. This includes pre-payments or Excess Cash Amounts (as defined below) of $3 million and $5 million for the Prospector 1 and Prospector 5, respectively.
Following the third and fourth anniversaries of the closing dates of the Lease Agreements, we have the option to repurchase each Prospector Rig for an amount as defined in the Lease Agreements. At the end of the lease term, we have an obligation to repurchase each Prospector Rig for a maximum amount of $88 million per Prospector Rig, less any pre-payments made by us during the term of the Lease Agreements.
The Lease Agreements obligate us to make certain termination payments upon the occurrence of certain events of default, including payment defaults, breaches of representations and warranties, termination of the underlying drilling contract for each Rig, covenant defaults, cross-payment defaults, certain events of bankruptcy, material judgments and actual or asserted failure of any credit document to be in force and effect. The Lease Agreements contain certain representations, warranties, obligations, conditions, indemnification provisions and termination provisions customary for sale and leaseback financing transactions. The Lease Agreements contain certain affirmative and negative covenants that, subject to exceptions, limit our ability to, among other things, incur additional indebtedness and guarantee indebtedness, pay inter-company dividends or make other inter-company distributions or repurchase or redeem capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell, transfer or otherwise dispose of certain assets, create or incur liens, enter into certain types of transactions with affiliates, consolidate, merge or sell all or substantially all of our assets, and enter into new lines of business. In addition, we are required to maintain a cash reserve of $11.5 million for each Prospector Rig throughout the term of the Lease Agreements. During the term of the current drilling contract for each Prospector Rig, we are also required to pay to the Lessors any excess cash amounts earned under such contract, after payment of bareboat charter fees and operating expenses for such Prospector Rig and maintenance of any mandatory reserve cash amounts (the “Excess Cash Amounts”), as prepayment for the remaining rental payments under the applicable Lease Agreement (the “Cash Sweep”). We had restricted cash balances of $29 million and $25 million related to the Lease Agreements in “Other assets” on our Condensed Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015, respectively. Following the conclusion of the current drilling contract for each Rig, the Cash Sweep will be reduced, requiring us to make prepayments to the Lessors of up to 25% of the Excess Cash Amounts.

NOTE 8—LIABILITIES SUBJECT TO COMPROMISE
As a result of the filing of the Bankruptcy cases on February 14, 2016, the payment of pre-petition indebtedness is subject to compromise or other treatment under the Plan. The Company’s liabilities subject to compromise represent the Company’s current estimate of claims expected to be allowed under the Plan. Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on the Bankruptcy Court actions, further development with respect to disputed claims, or other events. Liabilities subject to compromise reflect estimates of the allowed claims based upon negotiations with creditors that have resulted in amended claims and/or stipulations that have received or are expected to receive Bankruptcy Court approval.
The Revolving Credit Facility and the Senior Notes are impaired under the terms of the Plan, which is subject to confirmation by the Bankruptcy Court. As such, the outstanding balances of both debt instruments and related accrued pre-petition interest (for the Senior Notes only) and unamortized debt issuance costs have been classified as liabilities subject to compromise in the Condensed Consolidated Balance Sheet as of March 31, 2016.
Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims is generally not permitted, the Bankruptcy Court approved the Debtors’ “first day” motions allowing, among other things, the payment of obligations related to human capital, supplier relations, customer relations, business operations, tax matters, cash management, utilities, case management and retention of professionals. As a result of this approval, the Company continues to pay certain pre-petition claims in designated categories and subject to certain terms and conditions in the ordinary course of business, and we have not classified these liabilities as subject to compromise in the Condensed Consolidated Balance Sheet as of March 31, 2016. This is designed to preserve the value of the Company’s businesses and assets. With respect to pre-petition claims, the Company has notified all known claimants of the deadline to file a proof of claim with the Court.
The Company has been paying and intends to continue to pay undisputed post-petition claims in the ordinary course of business.

The following table reflects pre-petition liabilities that are subject to compromise included in our Condensed Consolidated Balance Sheets as of March 31, 2016. See Note 7 - “Debt” for a specific discussion on the debt instruments and related balances subject to compromise:

March 31,
(In thousands)	2016
Revolving Credit Facility	$708,500
Senior Notes due 2022, bearing fixed interest at 6.75% per annum	456,572
Senior Notes due 2024, bearing fixed interest at 7.25% per annum	527,010
Interest payable on Senior Notes	37,168
Debt issuance costs on Revolving Credit Facility	(5,891)
Debt issuance costs on Senior Notes	(14,012)
Liabilities subject to compromise	$1,709,347

NOTE 9—REORGANIZATION ITEMS
ASC 852 requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. The Company uses “Reorganization items, net” on its Condensed Consolidated Statements of Operations to reflect the net revenues, expenses, gains and losses that are the direct result of the reorganization of the business. The following table summarized the components included in “Reorganization items, net”:

Three Months Ended
March 31,
(In thousands)	2016
Professional fees	$18,616
Other	3,226
Total Reorganization items, net	$21,842
During the three months ended March 31, 2016, the Company paid cash of approximately $13 million for Reorganization items.

NOTE 10—CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION
The financial statements below represent the condensed combined financial statements of the Debtors. Effective January 1, 2016, the Non-Filing entities are accounted for as non-consolidated subsidiaries in these financial statements and, as such, their net earnings are included as “Equity in earnings of Non-Filing entities, net of tax” in the Condensed Combined Debtors’ Statement of Operations and their net assets are included as “Investment in Non-Filing entities” in the Debtors’ Condensed Combined Balance Sheet.
Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions among the Debtors and the Non-Filing entities have not been eliminated in the Debtors’ financial statements.

DEBTORS’ CONDENSED COMBINED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands)

Three Months Ended
March 31,
2016
Operating revenues
Contract drilling services	$200,322
Reimbursables and other	17,098
217,420
Operating costs and expenses
Contract drilling services	104,428
Reimbursables	12,568
Depreciation and amortization	66,075
General and administrative	10,472
193,543
Operating income before interest, reorganization items and income taxes	23,877
Interest expense (contractual interest of $31,207 for the three months ended March 31, 2016)	(22,118)
Other, net	794
Reorganization items, net	(19,454)
Loss before income taxes	(16,901)
Income tax provision	(1,183)
Net loss	(18,084)
Equity in earnings of Non-Filing entities, net of tax	12,874
Net loss attributable to Paragon Offfshore plc	$(5,210)

DEBTORS’ CONDENSED COMBINED BALANCE SHEET
(Unaudited)
(In thousands)

March 31,
2016
ASSETS
Current assets
Cash and cash equivalents	$520,901
Accounts receivable, net of allowance for doubtful accounts of $42 million	212,626
Accounts receivable from Non-Filing entities	255,938
Prepaid and other current assets	58,399
Total current assets	1,047,864
Investment in Non-Filing entities	1,053,178
Notes receivable from Non-Filing entities	36,447
Property and equipment, at cost	2,136,520
Accumulated depreciation	(1,583,768)
Property and equipment, net	552,752
Other assets	47,931
Total assets	$2,738,172

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$633,852
Current maturities of debt due to Non-Filing entities	3,617
Accounts payable	63,494
Accounts payable due to Non-Filing entities	522,789
Accrued payroll and related costs	31,965
Taxes payable	19,033
Interest payable	1,822
Other current liabilities	30,775
Total current liabilities	1,307,347
Long-term debt due to Non-Filing entities	5,563
Deferred income taxes	1,373
Other liabilities	29,744
Liabilities subject to compromise	1,709,347
Total liabilities	3,053,374
Equity
Total deficit	(315,202)
Total liabilities and equity	$2,738,172

DEBTORS’ CONDENSED COMBINED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

Three Months Ended
March 31,
2016
Net cash provided by operating activities	$74,940

Capital expenditures	(15,884)
Change in accrued capital expenditures	(5,072)
Net cash used in investing activities	(20,956)

Net cash used in financing activities	—

Net change in cash and cash equivalents	53,984
Cash and cash equivalents, beginning of period	466,917
Cash and cash equivalents, end of period	$520,901

NOTE 11 —INCOME TAXES
We operate through various subsidiaries in numerous countries throughout the world. Consequently, income taxes have been based on the laws and rates in effect in the countries in which operations are conducted, and in which we and our subsidiaries or our Predecessor and its subsidiaries were incorporated or otherwise considered to have a taxable presence. The change in the effective tax rate from period to period is primarily attributable to changes in the profitability or loss mix of our operations in various jurisdictions. As our operations continually change among numerous jurisdictions, and methods of taxation in these jurisdictions vary greatly, there is little direct correlation between the income tax provision or benefit and income or loss before taxes.
The provision for income taxes for the three months ended March 31, 2016 and 2015 was $1 million and $7 million, respectively.
At March 31, 2016, the liabilities related to our unrecognized tax benefits, including estimated accrued interest and penalties, totaled $19 million, and if recognized, would reduce our income tax provision by $19 million. At December 31, 2015, the liabilities related to our unrecognized tax benefits totaled $19 million. It is reasonably possible that our existing liabilities related to our unrecognized tax benefits may increase or decrease in the next twelve months primarily due to the progression of open audits or the expiration of statutes of limitation. However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.

NOTE 12—EMPLOYEE BENEFIT PLANS
Defined Benefit Plans
We sponsor two non-U.S. noncontributory defined benefit pension plans, the Paragon Offshore Enterprise Ltd and the Paragon Offshore Nederland B.V. pension plans, which cover certain Europe-based salaried, non-union employees.
For the three months ended March 31, 2016 and 2015 pension benefit expense related to our defined benefit pension plans, based on actuary estimates, are presented in the table below.

Pension cost includes the following components:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Service cost	$1,174	$1,375
Interest cost	580	498
Expected return on plan assets	(465)	(454)
Amortization of prior service cost	(5)	(5)
Amortization of net actuarial loss	195	193
Net pension expense	$1,479	$1,607
During the three months ended March 31, 2016 and 2015, respectively, we made no contributions to our pension plans.
Other Benefit Plans
We sponsor a 401(k) defined contribution plan and a profit sharing plan, which cover our employees who are not otherwise enrolled in the above defined benefit plans. Other post-retirement benefit expense related to these other benefit plans included in the accompanying Condensed Consolidated Statements of Operations was $0.3 million for both the three months ended March 31, 2016 and 2015.

NOTE 13—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Cash Flow Hedges
We have not entered into any hedging activity during 2016. Depending on market conditions, we may elect to utilize short-term forward currency contracts in the future.
Prospector Interest Rate Swaps
At the time of our acquisition of Prospector, Prospector had outstanding a 2018 senior secured credit facility of $270 million (the “Prospector Senior Credit Facility”) which exposed Prospector to short-term changes in market interest rates as interest obligations on these instruments were periodically redetermined based on the prevailing LIBOR rate. Prior to our acquisition, a subsidiary of Prospector had entered into interest rate swaps with an aggregate maximum notional amount of $135 million. The interest rate swaps were entered into to reduce the variability of the cash interest payments under the Prospector Senior Credit Facility and to fix the interest on 50% of the outstanding borrowings under the facility. Prospector received interest at three-month LIBOR and paid interest at a fixed rate of 1.512% over the expected term of the Prospector Senior Credit Facility.
In the first quarter of 2015, we had repaid in full the remaining principal balance outstanding under the Prospector Senior Credit Facility; therefore, the related interest rate swaps were terminated. The termination resulted in a settlement at fair market value plus accrued interest of approximately $1 million recorded in “Interest expense net of amount capitalized.” We did not apply hedge accounting with respect to these interest rate swaps and therefore, changes in fair values were recognized as either income or loss in our Consolidated Statements of Operations. For the three months ended March 31, 2015, a gain of approximately $1 million resulting from the change in fair value of the interest rate swaps was recorded in “Interest expense, net of amount capitalized.”

NOTE 14—FAIR VALUE OF FINANCIAL INSTRUMENTS
Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Condensed Consolidated Balance Sheets approximate fair value.

Fair Value of Debt
The estimated fair values of our Senior Notes and Term Loan Facility were based on the quoted market prices for similar issues (Level 2 measurement).
The estimated fair value of our Senior Notes due July 15, 2022, excluding debt issuance costs of $6 million and $6 million for March 31, 2016 and December 31, 2015, respectively, and our Senior Notes due August 15, 2024, excluding debt issuance costs of $8 million and $8 million for March 31, 2016 and December 31, 2015, respectively, are as follows:

	Subject to Compromise		Not Subject to Compromise
	March 31, 2016		December 31, 2015
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.75% Senior Notes due July 15, 2022	$456,572	$120,991	$456,572	$65,062
7.25% Senior Notes due August 15, 2024	527,010	142,293	527,010	75,099
Total senior unsecured notes	$983,582	$263,284	$983,582	$140,161
The estimated fair value of our Term Loan Facility, bearing interest at 3.75%, excluding unamortized discount and debt issuance costs of $8 million and $8 million for March 31, 2016 and December 31, 2015, respectively, is as follows:

	Not Subject to Compromise
	March 31, 2016		December 31, 2015
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Term Loan Facility	$641,875	$140,009	$641,875	$235,889
The carrying amount of our variable-rate debt, the Revolving Credit Facility, which is subject to compromise as of March 31, 2016, approximates fair value as such debt bears short-term, market-based interest rates. We have classified this instrument as Level 2 as valuation inputs used for purposes of determining our fair value disclosure are readily available published LIBOR rates.

NOTE 15—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the changes in the accumulated balances for each component of “Accumulated other comprehensive loss” (“AOCL”) for the three months ended March 31, 2016 and 2015. All amounts within the tables are shown net of tax.

(In thousands)	Defined Benefit Pension Items (1)	Foreign Currency Items	Total
December 31, 2014	$(22,911)	$(14,233)	$(37,144)
Activity during period:
Other comprehensive loss before reclassification	—	(2,198)	(2,198)
Amounts reclassified from AOCL	192	—	192
Net other comprehensive income (loss)	192	(2,198)	(2,006)
March 31, 2015	$(22,719)	$(16,431)	$(39,150)

December 31, 2015	$(20,351)	$(21,663)	$(42,014)
Activity during period:
Other comprehensive income before reclassification	—	2,068	2,068
Amounts reclassified from AOCL	187	—	187
Net other comprehensive income	187	2,068	2,255
March 31, 2016	$(20,164)	$(19,595)	$(39,759)

(1)
Defined benefit pension items relate to actuarial losses, prior service credits, and the amortization of actuarial losses and prior service credits. Reclassifications from AOCL are recognized as expense on our Condensed Consolidated Statements of Operations through either “Contract drilling services” or “General and administrative.” See Note 12, “Employee Benefit Plans” for additional information.

NOTE 16—COMMITMENTS AND CONTINGENCIES
Purchase Commitments
In connection with our capital expenditure program, we have outstanding commitments, including shipyard and purchase commitments of approximately $600 million at March 31, 2016. Our purchase commitments consist of obligations outstanding to external vendors primarily related to future capital purchases and include $578 million, of which $192 million is due in 2016 and $386 million is due in 2017, related to the construction of three high-specification jackup rigs, the Prospector 6, Prospector 7 and Prospector 8 (collectively, the “Three High-Spec Jackups Under Construction”) by Shanghai Waigaoqiao Ship Co. Ltd. (“SWS”) in China. The delivery of these newbuild rigs has been rescheduled to the second quarter of 2017, the fourth quarter of 2016 and the fourth quarter of 2017, respectively. Each newbuild has been built pursuant to a contract between one of these subsidiaries and SWS, without our parent company guarantee or other direct recourse to any of our subsidiaries other than the applicable subsidiary. The Prospector subsidiaries are not included in the Bankruptcy cases.
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
Other Contingencies
We operate in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. As of March 31, 2016, we have received tax audit claims of approximately $364 million, of which $89 million is subject to indemnity by Noble, primarily in Mexico and Brazil, attributable to our income, customs and other business taxes. In addition, as of March 31, 2016, approximately $35 million of tax audit claims in Mexico assessed against Noble are subject to indemnity by us as a result of the Spin-Off. We have contested, or intend to contest, these assessments, including through litigation if necessary. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits, and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions. In some cases, we will be required to post cash deposit as collateral while we defend these claims. We could be required to post such collateral in the near future, and such amounts could be substantial and could have a material adverse effect on our liquidity, financial condition, results of operations and cash flows. We have no surety bonds or letters of credit associated with tax audit claims outstanding as of March 31, 2016.
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
On February 12, 2016, as part of the PSA, we entered into the Term Sheet with Noble with respect to the Noble Settlement Agreement, which we executed on April 29, 2016 and remains subject to the confirmation of our Plan by the Bankruptcy Court. Upon effectiveness of the Noble Settlement Agreement, certain conditions of the Tax Sharing Agreement executed between Noble and Paragon for the Spin-Off will be modified.
Pursuant to the Noble Settlement Agreement, Noble will provide direct bonding in fulfillment of the requirements necessary to challenge tax assessments in Mexico relating to our business for the tax years 2005 through 2010. The Mexican Tax Assessments were originally assigned to us by Noble pursuant to the Tax Sharing Agreement which was entered into in connection with the Spin-Off.  The Company has contested or intends to contest the Mexico Tax Assessments and may be required to post bonds in connection thereto. As of March 31, 2016, our estimated Mexican Tax Assessments totaled approximately $194 million, with assessments for 2009 and 2010 yet to be received.  Additionally, Noble will be responsible for all of the ultimate tax liability for Noble legal entities and 50% of the ultimate tax liability for our legal entities relating to the Mexican Tax Assessments.
In consideration for this support, we have agreed to release Noble, fully and unconditionally, from any and all claims in relation to the Spin-Off. The Noble Settlement Agreement remains subject to approval by the Bankruptcy Court in our Bankruptcy cases in connection with the confirmation of our Plan. Upon the effectiveness of the Noble Settlement Agreement, a material portion of our Mexican Tax Assessments, and any corresponding ultimate tax liability, will be assumed by Noble. Until such time, the current Tax Sharing Agreement remains in effect.
Petrobras has notified us, along with other industry participants, that it is currently challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during the years 2008 and 2009 totaling $78 million, of which $22 million is subject to indemnity by Noble. Petrobras has also notified us that if they must pay such withholding taxes, they will seek reimbursement from us. We believe that we are contractually indemnified by Petrobras for these amounts and dispute the validity of the assessment. We have notified Petrobras of our position. We will, if necessary, vigorously defend our rights. If we were required to pay such reimbursement, however, the amount of such reimbursement could be substantial and could have a material adverse effect on our financial condition, results of operations and cash flows.
In addition, a tax law was enacted in Brazil, effective January 1, 2015, that under certain circumstances would impose a 15% to 25% withholding tax on charter hire payments made to a non-Brazilian related party exceeding certain thresholds of total contract value. Although we believe that our operations are not subject to this law, the tax is being withheld at the source by our customer and we have recorded $7 million withholding tax expense since inception of the law. Discussions with our customer over the applicability of this legislation are ongoing.
Our subsidiary used a commercial agent in Brazil in connection with Petrobras drilling contracts. The agent pleaded guilty in Brazil in connection with the award by Petrobras of a drilling contract to one of our competitors as part of a wider investigation of Petrobras’ business practices. The agent has represented a number of different companies in Brazil over many years, including several offshore drilling contractors. Following the news reports relating to the agent’s involvement in the Brazil investigation in connection with his activities with other companies, we have been conducting an independent review of our relationship with the agent and with Petrobras. The SEC and the U.S. Department of Justice are aware of our review.
Insurance
We maintain certain insurance coverage against specified marine perils, which include physical damage and loss of hire for certain units.
We maintain insurance in the geographic areas in which we operate, although pollution, reservoir damage and environmental risks generally are not fully insurable. Our insurance policies and contractual rights to indemnity may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage or rights to indemnity for all risks, including loss of hire insurance on most of the rigs in our fleet or named windstorm perils with respect to our rigs cold-stacked in the U.S. Gulf of Mexico. Uninsured exposures may include expatriate activities prohibited by U.S. laws and regulations, radiation hazards, certain loss or damage to property on board our rigs and losses relating to shore-based terrorist acts or strikes. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could materially adversely affect our financial position, results of operations or cash flows. Additionally, there can be no assurance that those parties with contractual obligations to indemnify us will necessarily be financially able to indemnify us against all these risks
Other
At March 31, 2016, we had letters of credit of $87 million and performance bonds totaling $115 million supported by surety bonds outstanding and backed by $75 million in letters of credit and a $9 million cash deposit. Certain of our subsidiaries issued guarantees to the temporary import status of rigs or equipment imported into certain countries in which we operated. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.

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
Pursuant to these agreements with Noble, our Condensed Consolidated Balance Sheets include the following balances due from and to Noble as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
(In thousands)	2016	2015
Accounts receivable	$24,620	$22,695
Other current assets	1,930	3,032
Other assets	6,804	6,686
Due from Noble	$33,354	$32,413

Accounts payable	$91	$211
Other current liabilities	6,484	6,067
Other liabilities	3,268	3,268
Due to Noble	$9,843	$9,546
These receivables and payables primarily relate to rights and obligations under the Master Separation Agreement, Tax Sharing Agreement and the Transition Services Agreement (Brazil).
Master Separation Agreement
We entered into the Master Separation Agreement with Noble Corporation, Noble-Cayman, which provided for, among other things, the Distribution of our ordinary shares to Noble shareholders and the transfer to us of the assets and the assumption by us of the liabilities relating to our business and the responsibility of Noble for liabilities related to Noble’s, and in certain limited cases, our business. The Master Separation Agreement identified which assets and liabilities constitute our business and which assets and liabilities constitute Noble’s business
Tax Sharing Agreement
We entered into the Tax Sharing Agreement with Noble, which governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes following the Distribution.
See the discussion above regarding the Term Sheet entered into with Noble with respect to the Noble Settlement Agreement. Upon the effectiveness of the Noble Settlement Agreement, a material portion of our Mexican Tax Assessments, and any corresponding ultimate tax liability, will be assumed by Noble. Until such time, the current Tax Sharing Agreement remains in effect.

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
Transition Services Agreement (Brazil)
We and Noble-Cayman and certain other subsidiaries of Noble entered into a Transition Services Agreement (and a related rig charter) pursuant to which we provide certain transition services to Noble and its subsidiaries in connection with Noble’s Brazil operations. We continue to provide both rig-based and shore-based support services in respect of Noble’s remaining business through the term of Noble’s existing rig contracts. Noble-Cayman compensates us on a cost-plus basis for providing such services and also indemnifies us for liabilities arising out of the services agreement. This agreement will terminate when the current Noble semisubmersible working in Brazil finishes its existing contract in 2016.

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Accounts receivable	$23,471	$181,160
Other current assets	4,218	20,376
Other assets	5,285	(4,643)
Accounts payable	(3,966)	(14,506)
Other current liabilities	2,862	(96,887)
Other liabilities	1,081	(20,462)
Net change in other assets and liabilities	$32,951	$65,038

Supplemental information for non-cash activities:
Adjustments to distributions by former parent	$—	$9,493
Accrued capital expenditures	4,883	17,831
Reclassification of Liabilities subject to compromise	1,709,347	—
We made income tax payments of approximately $5 million and $21 million during the three months ended March 31, 2016 and 2015, respectively.

NOTE 18—SEGMENT AND RELATED INFORMATION
At March 31, 2016, our contract drilling operations were reported as a single reportable segment, Contract Drilling Services, which reflects how our business is managed, and the fact that all of our drilling fleet is dependent upon the worldwide oil industry. The mobile offshore drilling units that comprise our offshore rig fleet operated in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consisted largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. Our Contract Drilling Services segment conducts contract drilling operations in the North Sea, the Middle East, India, Brazil, Mexico, West Africa and Southeast Asia.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. Unless the context requires otherwise, or we specifically indicate otherwise, when used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Paragon,” the “Company,” “we,” “us” or “our” refer to Paragon Offshore plc together with its subsidiaries.
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

Market Outlook
Brent crude oil prices are a key factor in determining our customers’ current activity levels, as well as a critical input customers use to set future budgets and define drilling programs. In the first quarter of 2016, Brent prices, which have suffered as a result of oversupply, moved higher, increasing 6% to close at $39.60 per barrel on March 31, 2016, and has continued to move higher in April. Data from the U.S. Department of Energy indicates that total U.S. production continues to decline and has dropped below nine million barrels per day, a level not seen since November 2014. We expect prices to begin to recover near the end of 2016. However, in the short term, oil companies have set their capital budgets for 2016 which are, according to public announcements and third party analysis, 30% to 40% lower than 2015, and we do not anticipate that an increase in oil prices this year will drive meaningful additional drilling activity in 2016. For the remainder of 2016, we expect that the offshore drilling industry remains at risk for lower dayrates and lower utilization, including the renegotiation or cancellation of contracts by customers.
During the first quarter of 2016, contracting activity for the offshore drilling industry was lower as compared to the fourth quarter of 2015. According to industry data, there were 40 new jackup contract announcements or fixtures during the first quarter of 2016 compared to 60 new fixtures during the fourth quarter of 2015. Both totals exclude instances where companies agreed to renegotiate dayrates which numbered one and three in the first quarter of 2016 and fourth quarter of 2015, respectively. Relative to first quarter 2015, when 32 new fixtures were reported, contracting activity in the first quarter of 2016 was higher by 25%. In the floater segment, there were 29 new fixtures and 5 renegotiations during the first quarter of 2016 compared to 28 new fixtures and no renegotiations during the fourth quarter of 2015. Overall contracting activity for floaters was higher by 81% when compared to the 16 new fixtures during the first quarter of 2015.
Average dayrates for new fixtures for both jackups and floaters declined quarter-over-quarter and year-over-year based on data provided by third party sources. During the first quarter of 2016, dayrates for new jackup fixtures averaged approximately $96,000, down 15% from $113,000 in the fourth quarter of 2015 and 19% from $119,000 in the first quarter of 2015. Dayrates for new floater fixtures declined as well, averaging at approximately $230,000 in the first quarter of 2016, down 15% from $271,000 in the fourth quarter of 2015 and down 33% as compared to $342,000 in the first quarter of 2015.
Petrobras has contested the term of each of our drilling contracts for the Paragon DPDS2 and the Paragon DPDS3 in connection with the length of prior shipyard projects relating to these rigs and released the Paragon DPDS2 effective September 29, 2015. We continue to discuss the matter with Petrobras and will vigorously pursue all legal remedies available to us under these contracts. The Paragon DPDS3 is currently expected to work until August 2016, according to Petrobras’ interpretation of the contract. As of March 31, 2016, the Paragon DPDS3 drilling contract constitutes $191 million of our contract drilling services backlog, including $142 million being contested by Petrobras. Any material changes in these contract terms will have a material impact on our financial position.

As of April 15, 2016, there were 122 jackup drilling rigs under construction, on order, or planned for construction. These rigs are currently scheduled for delivery between 2016 through as late as 2020. Certain drilling contractors with jackups under construction, including Paragon, have reported that they have reached agreements with the shipyards where their rigs are under construction to delay the delivery of their rigs as a result of the challenging market environment. This combination of new supply and lower activity levels has negatively impacted the contracting environment, and has intensified price competition. If this persists, we could be required to increase our capital investment to keep our jackup rigs competitive or to stack or scrap rigs that are no longer marketable in the current environment.
In addition, there are reported to be 69 floating rigs under construction, on order, or planned with deliveries between 2016 and 2020. The oil prices required for a project to break even for projects requiring the use of floating assets is significantly higher than for projects requiring jackup rigs. Also, a greater portion of the industry’s exploration work is done in deepwater as compared with shallow water and exploration budgets are often reduced or eliminated in periods of low commodity prices. We believe these factors will continue to put pressure on the dayrates and utilization for floating assets for the next several years. We also believe that older floating assets will be at a disadvantage in securing new work because new floating rigs offer greater technical capabilities and efficiencies, which is generally not the case in the jackup segment. In the third quarter of 2015, we took an impairment charge on five of our six floating assets as we anticipate that the future utility of these units is limited. We may choose to stack, sell, or scrap these assets.
In summary, the near-term outlook for the offshore drilling industry remains poor. Dayrates and utilization for both floaters and jackups will continue to be challenged and could remain so for a period of time. We anticipate that for the remainder of 2016, the industry will experience few tenders for new drilling activity and the available tenders will be highly competitive, potentially driving dayrates even lower. We also expect that offshore contract drillers will see continued negotiations on existing contracts to reduce dayrates and/or contract term and additional contract cancellations. However, we believe that reduced drilling activity is in the early stages of manifesting itself in lower global oil supply. The combination of generally forecasted increasing global demand for hydrocarbons, natural decline, and the recent announcement of the production freeze by a significant percentage of global producing nations, will eventually drive oil prices higher and provide stability, key indicators that will cause oil and gas companies to resume drilling activity. Despite current conditions, we continue to have confidence in the longer-term fundamentals for the industry.

Chapter 11 Filing
On February 14, 2016, the Debtors filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court (“the Bankruptcy cases”). On April 6, 2016, the Bankruptcy Court approved the Company’s disclosure statement (subject to confirmation), which included an amended Plan. Since the petition date, the Debtors have operated their business as “debtors-in-possession”. Under the Bankruptcy cases, the Debtor’s trade creditors and vendors are being paid in full in the ordinary course of business and all of the Company’s contracts have remained in effect in accordance with their terms preserving the rights of all parties. The reorganization is not expected to have a material impact on our operations. We expect to emerge from bankruptcy late in the second quarter or early in the third quarter of 2016.
For additional discussion of the Bankruptcy cases and its effects, see See Part 1, Note 1 -“Organization, Current Events and Basis of Presentation” contained in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors - Risk Factors Related to Our Restructuring” in our Annual Report on Form 10-K for the year ended December 31, 2015..
Acquisition of Prospector Offshore Drilling
On November 17, 2014, we initiated the acquisition of the outstanding shares of Prospector, an offshore drilling company organized in Luxembourg and traded on the Oslo Axess, from certain shareholders and in open market purchases. On February 23, 2015, we acquired all remaining issued and outstanding shares of Prospector.
The Prospector Acquisition expanded and enhanced our global fleet by adding two high specification jackups (the Prospector 1 and Prospector 5) contracted to Total E&P U.K. Limited and Elf Exploration U.K. Limited (collectively, “Total S.A.”) for use in the U.K. sector of the North Sea. Additionally, three subsidiaries of Prospector contracted for the construction of three high-specification jackup rigs, the Prospector 6, Prospector 7 and Prospector 8 (collectively, the “Three High-Spec Jackups Under Construction”) by Shanghai Waigaoqiao Ship Co. Ltd. (“SWS”) in China. The delivery of these newbuild rigs has been rescheduled to the second quarter of 2017, the fourth quarter of 2016 and the fourth quarter of 2017, respectively. Each newbuild has been built pursuant to a contract between one of these subsidiaries and SWS, without our parent company guarantee or other direct recourse to any of our subsidiaries other than the applicable subsidiary. The Prospector subsidiaries were not included in the Bankruptcy cases.

Contract Drilling Services Backlog
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table includes, as of March 31, 2016, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

	For the Years Ending December 31,
(Dollars in millions)	Total	2016	2017	2018	2019

Floaters (1)	$193	$104	$89	$—	$—
Jackups (2)	613	285	262	64	2
Total	$806	$389	$351	$64	$2
Percent of available days committed (3)		29%	23%	7%	—%

(1)
Our drilling contract with Petrobras provides an opportunity for us to earn performance bonuses based on targets for minimizing downtime on our rig operating offshore Brazil, which we have included in our backlog in an amount equal 50% of potential performance bonuses for such rig, or $13 million. Petrobras has indicated to us that it will contest the term of our drilling contract for the Paragon DPDS3 in connection with the length of prior shipyard projects relating to the rig. As of March 31, 2016, total backlog related to this contract was approximately $191 million, including $142 million contested by Petrobras and included in the table above.

(2)
Subsequent to March 31, 2016, termination notice was received from one of our customers for its contract on the Paragon L784. Early termination of this contract, with an effective end date at the start of November 2016, results in an approximate $5 million, $29 million and $12 million reduction of our 2016, 2017 and 2018 backlog amounts, respectively.

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

Our contract drilling services backlog typically reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to realize. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. As of March 31, 2016, our contract drilling services backlog did not include any letters of intent.
We calculate backlog for any given rig and period by multiplying the full contractual operating dayrate for such rig by the number of days remaining in the period. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling services revenues, amounts constituting reimbursables from customers or amounts attributable to uncommitted option periods under drilling contracts
The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods set forth in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, achievement of bonuses, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual revenues for the periods for which the backlog is calculated.

RESULTS OF OPERATIONS
For the Three Months Ended March 31, 2016 and 2015
Net loss for the three months ended March 31, 2016 was $5 million, or a loss of $0.06 per diluted share, on operating revenues of $265 million, compared to a net income for three months ended March 31, 2015 of $61 million, or $0.69 per diluted share, on operating revenues of $431 million.
Rig Utilization, Operating Days and Average Dayrates
Operating results for our contract drilling services segment are dependent on two primary metrics: rig utilization and dayrates. The following table includes the average rig utilization, operating days, and average dayrates for our rig fleet for the three months ended March 31, 2016 (the “Current Quarter”) and for the three months ended March 31, 2015 (the “Comparable Quarter”):

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	March 31,		March 31,		Change	March 31,		Change
	2016	2015	2016	2015	%	2016	2015	%

Jackups	48%	71%	1,491	2,174	(31)%	$113,885	$126,646	(10)%
Floaters	45%	83%	246	450	(45)%	264,779	276,560	(4)%
Total	48%	73%	1,737	2,624	(34)%	$135,296	$152,353	(11)%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold-stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet.

(2)	Information reflects the number of days that our rigs were operating under contract.

Operating Results
The following table sets forth our operating results for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2016	2015	$	%

Operating Revenues
Contract drilling services	$235,044	$399,819	$(164,775)	(41)%
Labor contract drilling services	6,748	7,165	(417)	(6)%
Reimbursables/Other (1)	23,328	23,664	(336)	(1)%
	265,120	430,648	(165,528)	(38)%
Operating costs and expenses:
Contract drilling services	$112,706	$225,105	$(112,399)	(50)%
Labor contract drilling services	5,059	5,613	(554)	(10)%
Reimbursables (1)	19,784	19,978	(194)	(1)%
Depreciation and amortization	71,906	90,075	(18,169)	(20)%
General and administrative	12,174	15,364	(3,190)	(21)%
Gain on sale of assets	—	(16,795)	16,795	(100)%
Gain on repurchase of long-term debt	—	(4,345)	4,345	(100)%
	221,629	334,995	(113,366)	(34)%
Operating income	$43,491	$95,653	$(52,162)	55%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Contract Drilling Services Operating Revenues—Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter were driven by a 34% decrease in operating days which negatively impacted revenues by $143 million. This was coupled with an 11% decrease in average dayrates, which decreased revenues by $22 million.
The decrease in contract drilling services revenues was attributable to both our floaters and jackups, which experienced decreases of $59 million and $106 million, respectively, in the Current Quarter as compared to the Comparable Quarter.
The decrease in floater revenues of $59 million in the Current Quarter was driven by a 45% decrease in operating days coupled with a 4% decrease in average dayrates, which resulted in a $56 million and a $3 million decrease in revenues, respectively, from the Comparable Quarter.
The decrease in operating days for our floaters was primarily attributable to the Paragon MDS1 and the Paragon DPDS2, which were uncontracted for all of the Current Quarter but experienced full utilization in the Comparable Quarter. Also, the Paragon MSS1 experienced a decrease in dayrates and operating days in the Current Quarter as compared to the Comparable Quarter.
The $106 million decrease in jackup revenues in the Current Quarter was driven by a 31% decrease in jackup operating days which resulted in a $87 million decrease in revenues. This was coupled with a 10% decrease in average dayrates, which resulted in decreased revenues of $19 million from the Comparable Quarter.

The decrease in jackup operating days was due to ten of our rigs that were uncontracted for all of the Current Quarter but experienced full utilization while operating predominantly in Mexico and West Africa during the Comparable Quarter. The remaining decrease in operating days is due to the Paragon M842 previously in Mexico, and the Paragon HZ1, currently in the North Sea, both of which were uncontracted for a portion of the Current Quarter but were contracted for all of the Comparable Quarter. The decrease in operating days was partially offset by 258 additional operating days in the Current Quarter attributable to the Paragon L784, the Paragon L786, and the Paragon M1161 operating in the Middle East, 43 additional operating days in the Current Quarter attributable to the Paragon M826 operating in West Africa, and 29 additional operating days in the Current Quarter attributable to the Paragon B391 and the Paragon C20052 operating in the North Sea.
The decrease in jackup average dayrates during the Current Quarter was due to an overall decrease in dayrates across our fleet. The decrease in average dayrates was offset by the realization of higher dayrates on contracts for the Prospector 1, the Prospector 5, the Paragon M842, and the Paragon C463.
Contract Drilling Services Operating Costs and Expenses — Contract drilling services operating costs and expenses decreased $112 million in the Current Quarter as compared to the Comparable Quarter due to reduced operating days across our fleet but primarily for our floaters in Brazil and jackups in Mexico as well as cost reduction initiatives implemented across our operations.
Labor Contract Drilling Services Operating Revenues and Costs and Expenses — Revenues and expenses associated with our labor contract drilling services remained relatively constant.
Reimbursables Operating Revenues and Costs and Expenses —Reimbursable revenues and reimbursable costs remained relatively constant. Reimbursables in both the Current Quarter and Comparable Quarter include the services we provide Noble in Brazil, on a cost-plus basis, as part of the Transition Services Agreement entered into in connection with the Spin-Off. We will continue to provide both rig-based and shore-based support services to Noble through the term of Noble’s existing rig contract and pursuant to the transition service agreement for Brazil (See Note 16,“Commitments and Contingencies” for additional detail).
Depreciation and Amortization — The $18 million decrease in depreciation and amortization in the Current Quarter was primarily attributable to lower depreciation on assets subject to the impairment charges taken in the third and fourth quarters of 2015.
General and Administrative — General and administrative expenses decreased $3 million in the Current Quarter as compared to the Comparable Quarter primarily due to cost reduction initiatives implemented across our corporate office.
Gain on sale of assets — In January 2015, we completed the sale of the Paragon M822 for $24 million to an unrelated third party. In connection with the sale, we recorded a pre-tax gain of approximately $17 million. We had no rig sales in the Current Quarter.
Gain on repurchase of long-term debt — In the prior period, we repurchased and canceled an aggregate principal amount of $11 million of our senior notes at an aggregate cost of $7 million including accrued interest. As a result of the repurchases, we recognized a total gain on debt retirement, net of the write-off of issuance costs, of approximately $4 million.
Other Expenses
Income tax provision — Our income tax provision decreased $6 million in the Current Quarter compared to the Prior Quarter, primarily due to the tax effect of a $72 million decrease in pre-tax book income and the underlying changes in the profitability/loss associated with our operations in various jurisdictions.
Reorganization items, net — The Company uses “Reorganization items, net” to reflect the net revenues, expenses, gains and losses that are the direct result of the reorganization of the business. Reorganization items of $21.8 million primarily relate to professional fees for legal and financial advisors incurred in connection with preparation and handling of the Bankruptcy cases. During the three months ended March 31, 2016, the Company paid cash of approximately $13 million for Reorganization items.

Non-GAAP Performance Measure: Adjusted EBITDA

Item 10(e) of Regulation S-K, Regulation G, General Rules Regarding Disclosure of Non-GAAP Financial Measures and other SEC regulations define and prescribe the conditions for use of certain Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures. We use the Non-GAAP measure Adjusted EBITDA. Adjusted EBITDA, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by or used in operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP. However, we believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure: (1) is used by investors in our industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors; (2) helps investors and creditors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of certain non-recurring transactions, our capital structure and asset base from its operating structure; and (3) is used by our management as a basis for strategic planning and forecasting. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies.
The reconciliation from net income (loss) to Adjusted EBITDA is as follows:

	Three months ended
	March 31,
(in thousands)	2016	2015
Net income (loss)	$(5,210)	$61,127
Adjustments:
Depreciation and amortization	71,906	90,075
Gain on sale of assets	—	(16,795)
Gain on repurchase of long-term debt	—	(4,345)
Other, net	(762)	(2,248)
Reorganization items, net	21,842	—
Interest expense	27,017	30,178
Income tax provision	604	6,565
Adjusted EBITDA	$115,397	$164,557

LIQUIDITY AND CAPITAL RESOURCES
Going Concern
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon the Bankruptcy Court’s approval of our plan of reorganization. This represents a material uncertainty related to events and conditions that may cause significant doubt on our ability to continue as a going concern and, therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business.
During the period that we are operating as debtors-in-possession under chapter 11 of the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions in our debt agreements), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the reorganization plan could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Financial Resources and Liquidity Overview
Our primary sources of liquidity are cash generated from operations, any future financing arrangements, and equity issuances, subject to the restrictions in our Debt Facilities. Our principal uses of liquidity will be to fund our operating expenditures and capital expenditures, including major projects, upgrades and replacements to drilling equipment and to service our outstanding indebtedness.
As of March 31, 2016, we had available liquidity in cash and cash equivalents of $835 million.
The table below includes a summary of our cash flow information for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Cash flows provided by (used in):
Operating activities	106,225	210,385
Investing activities	(27,448)	(22,547)
Financing activities	(16,947)	(158,837)
Changes in cash flows from operating activities for the three months ended March 31, 2016 are driven by changes in net loss (see discussion of changes in net loss in “Results of Operations” above) as well as significant collections primarily on our outstanding receivables with Pemex. Changes in cash flows used in investing activities are dependent upon our level of capital expenditures, which varies based on the timing of projects. Cash used for capital expenditures totaled $23 million during the three months ended March 31, 2016, as compared to $57 million during the same period of 2015. During the three months ended March 31, 2016, our net cash from investing activities was impacted by an increase in restricted cash related to reserve requirements on the Sale-Leaseback Transaction. Changes in cash flows used in financing activities for the three months ended March 31, 2016 are due to reduction of debt payment activity during the bankruptcy proceedings, except for repayments on our Sale-Leaseback Transaction.
Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;

•	committed capital expenditures;

•	discretionary capital expenditures, including various capital upgrades; and

•	service of outstanding indebtedness, including mandatory pre-payments; and

•	satisfaction of the cash payments under our proposed Plan.
We currently expect to fund these cash flow needs with cash generated by our operations, available cash balances, financing under credit facilities, or asset sales as allowed under our credit agreements.
Revolving Credit Facility, Term Loan Facility and Senior Notes
See Part 1, Note 7 -“Debt” for descriptions of our debt instruments.
In December 2015, we drew down substantially all of the available borrowing capacity under our Revolving Credit Facility to preserve liquidity. As of March 31, 2016, we had $835 million of cash on hand. On January 15, 2016 we elected to defer an interest payment of approximately $15 million due on our 6.75% senior unsecured notes maturing July 2022, and to operate under the 30-day grace period provided for in the notes indenture. To avoid contested and lengthy chapter 11 cases, we utilized the 30-day grace period to continue negotiations with our stakeholders and prepare for an in-court restructuring. Accordingly, under the direction of an independent committee of our Board of Directors, on February 12, 2016, we entered into the PSA relating to a plan of reorganization.
On February 14, 2016, the Debtors filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court.
On April 6, 2016, the Bankruptcy Court approved the Company’s disclosure statement (subject to confirmation), which included an amended Plan with the terms of the transactions as follows:

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

•
Holders of our Senior Notes (the “Noteholders”) shall receive: (i) a pro rata share of a cash payment of $345 million (the “Noteholder Cash Payment”); (ii) a pro rata share of 35% of the ordinary shares of reorganized Paragon (the “Noteholder Equity”); and (iii) a deferred cash payment of $20 million if our consolidated EBITDA, as adjusted for other items as defined in the PSA (“Adjusted EBITDA”), for 2016 equals or exceeds $209 million, and a deferred cash payment of $15 million if our consolidated Adjusted EBITDA for 2017 equals or exceeds $248 million but is less than $276 million or $30 million if our consolidated Adjusted EBITDA for 2017 equals or exceeds $276 million. The Noteholder Group will also be entitled to designate one member to our board of directors.

General unsecured claims are unimpaired under the Plan, and the Company’s Term Loan shall be reinstated.

•
The Plan does not contemplate restructuring the financing arrangements created by the Sale-Leaseback Transaction as the Prospector subsidiaries are not Debtors in the chapter 11 filing. On April 5, 2016, the Company obtained a forbearance of the event of default relating to the filing of the chapter 11 cases under the Sale-Leaseback Transaction agreements. The forbearance will become a permanent waiver of the event of default upon the occurrence of certain conditions, including that the effective date of the Plan occurs by the outside date set forth in the PSA.

For additional discussion of the risks associated with our indebtedness and current issues, see Part I, Item 1A, “Risk Factors - Risk Factors Related to Our Restructuring” in our Annual Report on Form 10-K for the year ended December 31, 2015.
Meeting Our Liquidity Needs
We have initiated actions designed to improve our liquidity position by giving priority to generating cash flows, including cost and capital expenditure reductions, while maintaining our long-term commitment to providing high quality services.  During the pendency of the Bankruptcy cases and upon emergence from bankruptcy, we expect that our primary sources of liquidity will continue to be cash on hand and cash flows from operations. In addition to the cash requirements to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with preparation and handling of the Bankruptcy cases. We anticipate that we will continue to incur significant professional fees and costs for the pendency of the Bankruptcy cases. Pursuant to the terms of the PSA and the Term Loan Agreement, we are obligated to pay the reasonable fees and costs of specified legal and financial advisors to each of the creditor parties to the PSA and the Term Loan agent.
Subject to the outcome of the Bankruptcy cases, we believe that our cash on hand and cash flow from operating activities will likely be adequate to meet the liquidity requirements of our existing business and maintain the minimum liquidity covenants contemplated under the Plan. For additional discussion, see Part I, Item 1A, “Risk Factors - Risk Factors Related to Our Restructuring” in our Annual Report on Form 10-K for the year ended December 31, 2015.
Capital Expenditures
Cash used for capital expenditures, including capitalized interest, totaled $23 million during the three months ended March 31, 2016 and $57 million during the three months ended March 31, 2015. In connection with our capital expenditure program, we have outstanding commitments relating to ongoing major projects, upgrades and replacements to drilling equipment, and shipyard construction commitments of approximately $600 million and $632 million as of March 31, 2016 and December 31, 2015, respectively. Our purchase commitments consist of obligations outstanding to external vendors primarily related to future capital purchases and include $578 million, of which $192 million is due in 2016 and $386 million is due in 2017, related to the Three High-Spec Jackups Under Construction. In connection with our acquisition of Prospector, we acquired subsidiaries that contracted for the construction of the Three High-Spec Jackups Under Construction by SWS in China. The delivery of these newbuild rigs has been rescheduled to the second quarter of 2017, the fourth quarter of 2016 and the fourth quarter of 2017, respectively. Each newbuild has been built pursuant to a contract between one of these subsidiaries and SWS, without our parent company guarantee or other direct recourse to any of our subsidiaries other than the applicable subsidiary.
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
Future Capital Expenditures
As discussed above, we have made, and expect to continue to make, investments in capital expenditures. Subject to our liquidity limitations, we expect investments in 2016 to be primarily for expenditures to extend the useful life of our rigs. Contingent upon the Bankruptcy Court’s approval of the Plan, the negative covenants under the Revolving Credit Agreement restrict us from obtaining additional capital, which may limit our level of capital expenditures.
Dividends
In February 2015, we announced that we were suspending the declaration and payment of dividends for the foreseeable future in order to preserve liquidity.
The declaration and payment of dividends require authorization of our board of directors, provided that such dividends on issued share capital may be paid only out of Paragon Offshore plc’s “distributable reserves” on its statutory balance sheet. Paragon Offshore plc is not permitted to pay dividends out of share capital, which includes share premiums. Any determination to declare a dividend, as well as the amount of any dividend that may be declared, will be based on our board of director’s consideration of our financial position, earnings, outlook, capital spending plans, outlook on current and future market conditions and business needs and other factors that our board of directors considers relevant factors at that time. In addition, the amendments to our Revolving Credit Agreement contemplated by our proposed Plan as outlined in the PSA would restrict us from issuing dividends.
OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS
For additional information about our commitments and contractual obligations as of December 31, 2015, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Commitments and Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2015. As of March 31, 2016, our debt obligations and interest payments remain subject to the confirmation of the proposed Plan by the Bankruptcy Court.
In April 2016, we agreed with SWS to an extension of the delivery of the Prospector 6, Prospector 7, and Prospector 8 to the second quarter of 2017, the fourth quarter of 2016, and the second quarter of 2017, respectively, which results in capital commitments of $192 million due in 2016 and $386 million due in 2017. See Note 7, “Debt” for our capital lease obligations resulting from the Sale-Leaseback Transaction and minimum rent payments.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our unaudited condensed consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Actual results could differ from those estimates. The significant accounting policies and estimates below update and supplement those described in our Annual Report on Form 10-K for the year ended December 31, 2015.
Reorganization Accounting
In connection with the commencement of the Bankruptcy cases on February 14, 2016, the Company was subject to the requirements of FASB ASC 852, Reorganizations, which is applicable to companies under bankruptcy protection and requires amendments to the presentation of key financial statement line items. ASC 852 generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Bankruptcy cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization of the business must be reported separately as reorganization items in the consolidated statements of operations beginning with the three months ended March 31, 2016. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization.
Allowance for Doubtful Accounts
We utilize the specific identification method for establishing and maintaining allowances for doubtful accounts. We review accounts receivable on a quarterly basis to determine the reasonableness of the allowance. The Company monitors the accounts receivable from its customers for any collectability issues. An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. Our allowance for doubtful accounts was $44 million at March 31, 2016 and December 31, 2015, respectively. No bad debt expense was recorded for the three months ended March 31, 2016 compared to $9 million recorded for the three months ended March 31, 2015. Bad debt expense is reported as a component of “Contract drilling services operating costs and expense” in our Condensed Consolidated Statements of Operations

NEW ACCOUNTING PRONOUNCEMENTS
See Part 1, Note 2 -“New Accounting Pronouncements” for our new accounting pronouncements.

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements”. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding contract backlog, fleet status, our financial position, our ability to implement our proposed Plan, the Bankruptcy cases, business strategy, taxes, timing or results of acquisitions or dispositions, repayment of debt, borrowings under our credit facilities or other instruments, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, indemnity and other contract claims, construction and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, and timing for compliance with any new regulations. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. These factors include those referenced or described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, this Quarterly Report on Form 10-Q and in our other filings with the SEC. Such risks and uncertainties are beyond our control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for loss from a change in the value of a financial instrument as a result of fluctuations in interest rates or currency exchange rates, as further described below.
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under our Revolving Credit Facility and Term Loan Facility.
Interest on borrowings under our Revolving Credit Facility is at an agreed upon applicable margin over adjusted LIBOR, or base rate plus such applicable margin as stated in the agreement. At March 31, 2016, we had $709 million borrowings outstanding under our Revolving Credit Facility. A 1% change in the interest rate on the floating rate debt would impact our annual earnings and cash flows by approximately $7 million.
Interest on borrowings under our Term Loan Facility is at an agreed upon percentage point spread over adjusted LIBOR (subject to a 1% floor), or base rate as stated in the agreement. At March 31, 2016, we had $634 million in borrowings outstanding under our Term Loan Facility, net of unamortized discount. Since we are currently subject to the 1% LIBOR floor, our Term Loan Facility effectively bears interest at a fixed interest rate. The fair value of our Term Loan Facility was approximately $140 million at March 31, 2016. Related interest expense for the three months ended March 31, 2016 was approximately $6 million. Holding other variables constant (such as debt levels), a 1% increase in interest rates would increase our annual interest expense by approximately $6.4 million.
Our Senior Notes bear interest at a fixed interest rate and fair value will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of our Senior Notes was approximately $263 million at March 31, 2016, compared to the principal amount of $984 million.
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
Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we may periodically enter into forward contracts, all of which would have a maturity of less than 12 months and would settle monthly in the operations’ respective local currencies. At March 31, 2016, we had no outstanding derivative contracts. Depending on market conditions, we may elect to utilize short-term forward currency contracts in the future.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Randall D. Stilley, President, Chief Executive Officer, and Director of Paragon, and Steven A. Manz, Senior Vice President and Chief Financial Officer of Paragon, with the participation of our management, have evaluated the disclosure controls and procedures of Paragon as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on their evaluation as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information regarding legal proceedings is set forth in Note 1 - “Organization, Basis of Presentation and Current Events” and Note 16, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Item I, Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
As of March 31, 2016, we were involved in a number of lawsuits and matters which have arisen in the ordinary course of business for which we do not expect the liability, if any, to have a material adverse effect on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. We cannot predict with certainty the outcome or effect of pending or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome could materially differ from management’s current estimates.

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
In connection with our acquisition of Prospector, we acquired subsidiaries that contracted for the construction of three newbuild high specification jackup rigs by Shanghai Waigaoqiao Ship Co. Ltd. (“SWS”) in China. At March 31, 2016, we had purchase commitments of $578 million, of which $192 million is due in 2016 and $386 million is due in 2017, on the construction of three high-specification jackup rigs related to the Prospector Acquisition, the Prospector 6, Prospector 7 and Prospector 8, or collectively the “Three High-Spec Jackups Under Construction”. The delivery of these newbuild rigs has been rescheduled to the second quarter of 2017, the fourth quarter of 2016 and the fourth quarter of 2017, respectively.
Each of these rigs is being built pursuant to a contract between a subsidiary of Prospector and the shipyard, without a Paragon parent company guarantee or other direct recourse to any other subsidiary of Paragon other than the applicable subsidiary. In the event we are unable to extend delivery of any of the Three High-Spec Jackups Under Construction, we will lose ownership of the applicable rig, at which time, the associated costs (primarily representing down-payments on these rigs) will be forfeited. These subsidiaries have currently pre-paid to SWS only 1%, 7% and 7%, respectively, of the purchase price for each newbuild pursuant to the contracts with SWS. Upon delivery, these subsidiaries will be required to pay the remaining purchase price in full for the newbuild being delivered, or $194 million, $192 million and $192 million, respectively.
Taking delivery of the newbuilds will require each of these subsidiaries to secure additional capital to finance the remaining purchase price, which they may not be able to obtain at all or on commercially acceptable terms.  Such financing may be increasingly difficult to secure during the pendency of the Bankruptcy cases.  Any financing may also be contingent upon securing a drilling contract for such newbuild.  Should one of these subsidiaries ultimately not accept delivery for a newbuild for any reason, they will forfeit any pre-paid portion of the purchase price to SWS, including any amounts paid in connection with any extensions of delivery.  In addition, SWS could pursue a contractual claim against our subsidiary holding the applicable newbuild contract for the remaining purchase price of such newbuild.  While SWS has no contractual recourse to any of our subsidiaries other than these subsidiaries holding the SWS contracts, if a court of competent jurisdiction finds that one or more of our other subsidiaries who are not party to such contracts are liable to SWS, it could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to obtain confirmation of the Plan as outlined in the PSA, and our emergence from the Bankruptcy cases is not assured.
There can be no assurance that the Plan as outlined in the PSA (or any other plan of reorganization) will be approved by the Bankruptcy Court, so we urge caution with respect to existing and future investments in our securities.
There can be no assurances that we will receive the requisite votes to confirm the Plan.  On March 30, 2016, the Term Loan agent filed an official objection to confirmation of the Plan on behalf of the lenders in the Term Loan. We cannot predict the impact that this objection might have on the Bankruptcy Court’s decision whether to confirm the Plan.  The Term Loan’s objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.

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
Paragon Offshore plc, a company registered under the laws of England and Wales

/s/ Randall D. Stilley	May 10, 2016
Randall D. Stilley	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Steven A. Manz	May 10, 2016
Steven A. Manz	Date
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Alejandra Veltmann	May 10, 2016
Alejandra Veltmann	Date
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

Number	Description
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

10.24†	Form of Key Employee Retention Plan Agreement (incorporated by reference to Exhibit 10.1 to Paragon Offshore plc’s Current Report on Form 8-K filed on October 30, 2015).
10.25	Term Sheet Regarding Noble Settlement, dated February 11, 2016 (incorporated by reference to Exhibit 99.2 to Paragon Offshore plc’s Current Report on Form 8-K filed on February 12, 2016).
10.26	Plan Support Agreement, dated February 12, 2016 (incorporated by reference to Exhibit 99.2 to Paragon Offshore plc’s Current Report on Form 8-K filed on February 16, 2016).
10.27	Noble Settlement Agreement, dated April 29, 2016 (incorporated by reference to Exhibit 10.1 to Paragon Offshore plc’s Current Report on Form 8-K filed on May 6, 2016).
10.28†*	2016 Paragon Offshore plc Short-Term Incentive Plan
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.