Form 10-Q
period 2016-06-30
PARAGON OFFSHORE PLC
filed 2016-08-09
CIK 1594590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________

FORM 10-Q
________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016

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

Number of shares outstanding and trading at July 29, 2016: 87,856,937

PARAGON OFFSHORE plc
FORM 10-Q
For the Quarter Ended June 30, 2016

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
PARAGON OFFSHORE plc
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating revenues
Contract drilling services	$164,464	$363,089	$399,508	$762,908
Labor contract drilling services	5,485	7,206	12,233	14,371
Reimbursables and other	14,986	22,949	38,314	46,613
	184,935	393,244	450,055	823,892
Operating costs and expenses
Contract drilling services	91,631	196,969	204,337	422,074
Labor contract drilling services	4,193	5,681	9,252	11,294
Reimbursables	13,308	18,678	33,092	38,656
Depreciation and amortization	59,556	94,673	131,462	184,748
General and administrative	9,821	13,737	21,995	29,101
Loss on impairments	—	1,701	—	1,701
(Gain) loss on sale of assets	—	4,078	—	(12,717)
(Gain) on repurchase of long-term debt	—	—	—	(4,345)
	178,509	335,517	400,138	670,512
Operating income before interest, reorganization items and income taxes	6,426	57,727	49,917	153,380
Interest expense, net (contractual interest of $31,013 and $67,119 for the three and six months ended June 30, 2016)	(12,836)	(29,029)	(39,853)	(59,207)
Other, net	(2,054)	156	(1,292)	2,404
Reorganization items, net	(17,549)	—	(39,391)	—
Income (loss) before income taxes	(26,013)	28,854	(30,619)	96,577
Income tax benefit	904	18,477	300	11,912
Net income (loss)	$(25,109)	$47,331	$(30,319)	$108,489
Net income attributable to non-controlling interest	—	—	—	(31)
Net income (loss) attributable to Paragon	$(25,109)	$47,331	$(30,319)	$108,458

Earnings (loss) per share
Basic and diluted	$(0.29)	$0.51	$(0.35)	$1.19

Weighted-average shares outstanding
Basic and diluted	87,601	85,836	87,099	85,549
See accompanying notes to the unaudited condensed consolidated financial statements.

PARAGON OFFSHORE plc
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$(25,109)	$47,331	$(30,319)	$108,489
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	6,083	525	8,151	(1,673)
Adjustments to pension plans	199	188	386	380
Total other comprehensive income (loss), net	6,282	713	8,537	(1,293)
Total comprehensive income (loss)	$(18,827)	$48,044	$(21,782)	$107,196
See accompanying notes to the unaudited condensed consolidated financial statements.

PARAGON OFFSHORE plc
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$889,090	$773,571
Restricted cash	3,002	3,000
Accounts receivable, net of allowance for doubtful accounts of $38 million and $44 million as of June 30, 2016 and December 31, 2015, respectively	192,960	266,325
Prepaid and other current assets	93,278	110,027
Total current assets	1,178,330	1,152,923
Property and equipment, at cost	2,682,325	2,652,537
Accumulated depreciation	(1,666,461)	(1,541,439)
Property and equipment, net	1,015,864	1,111,098
Restricted cash	44,010	25,030
Other long-term assets	46,834	73,796
Total assets	$2,285,038	$2,362,847

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$666,272	$40,629
Accounts payable and accrued expenses	77,347	85,374
Accrued payroll and related costs	41,591	48,246
Taxes payable	37,181	34,381
Interest payable	314	34,085
Other current liabilities	34,571	41,174
Total current liabilities	857,276	283,889
Long-term debt	197,776	2,538,444
Deferred income taxes	7,908	9,373
Other liabilities	36,637	37,731
Liabilities subject to compromise	1,709,347	—
Total liabilities	2,808,944	2,869,437
Commitments and contingencies (Note 16)
Equity
Ordinary shares, $0.01 par value, 186,457,393 shares authorized; with 87,856,937 and 86,026,247 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	878	860
Additional paid-in capital	1,433,904	1,429,456
Accumulated deficit	(1,925,211)	(1,894,892)
Accumulated other comprehensive loss	(33,477)	(42,014)
Total shareholders’ deficit	(523,906)	(506,590)
Total liabilities and equity	$2,285,038	$2,362,847
See accompanying notes to the unaudited condensed consolidated financial statements.

PARAGON OFFSHORE plc
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity/ (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2014	84,753	$848	$1,423,153	$(895,249)	$(37,144)	$491,608	$2,641	$494,249
Net income	—	—	—	108,458	—	108,458	31	108,489
Adjustments to distribution by former parent	—	—	(9,493)	—	—	(9,493)	—	(9,493)
Employee related equity activity:
Amortization of share-based compensation	—	—	9,154	—	—	9,154	—	9,154
Vesting of restricted stock unit awards	1,233	12	(769)	—	—	(757)	—	(757)
Acquisition of Prospector non-controlling interest	—	—	487	—	—	487	(2,672)	(2,185)
Other comprehensive loss, net	—	—	—	—	(1,293)	(1,293)	—	(1,293)
Balance as of June 30, 2015	85,986	$860	$1,422,532	$(786,791)	$(38,437)	$598,164	$—	$598,164

Balance as of December 31, 2015	86,026	$860	$1,429,456	$(1,894,892)	$(42,014)	$(506,590)	$—	$(506,590)
Net loss	—	—	—	(30,319)	—	(30,319)	—	(30,319)
Employee related equity activity:
Amortization of share-based compensation	—	—	4,588	—	—	4,588	—	4,588
Vesting of restricted stock unit awards	1,831	18	(140)	—	—	(122)	—	(122)
Other comprehensive income, net	—	—	—	—	8,537	8,537	—	8,537
Balance as of June 30, 2016	87,857	$878	$1,433,904	$(1,925,211)	$(33,477)	$(523,906)	$—	$(523,906)
See accompanying notes to the unaudited condensed consolidated financial statements.

PARAGON OFFSHORE plc
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(30,319)	$108,489
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	131,462	184,748
Loss on impairments	—	1,701
Gain on sale of assets	—	(12,717)
Gain on repurchase of long-term debt	—	(4,345)
Deferred income taxes	7,461	(27,352)
Share-based compensation	5,550	9,705
Provision for doubtful accounts	—	14,302
Recoveries of doubtful accounts	(5,878)	—
Reorganization items, non-cash	18,791	—
Other, net	314	—
Net change in other assets and liabilities (Note 17)	80,686	32,489
Net cash provided by operating activities	208,067	307,020
Cash flows from investing activities
Capital expenditures	(29,882)	(113,071)
Change in accrued capital expenditures	(5,361)	(12,533)
Proceeds from sale of assets	—	29,316
Acquisition of Prospector Offshore Drilling S.A. non-controlling interest	—	(2,185)
Change in restricted cash	(18,982)	12,502
Net cash used in investing activities	(54,225)	(85,971)
Cash flows from financing activities
Net Activity – Revolving Credit Facility	—	11,000
Additional Borrowings - Revolving Credit Facility	—	200,000
Repayments on Sale-Leaseback Financing	(38,323)	—
Repayment of Term Loan Facility	—	(3,250)
Repayment of Prospector Senior Credit Facility	—	(265,666)
Repayment of Prospector Bonds	—	(101,000)
Purchase of Senior Notes	—	(6,546)
Net cash used in financing activities	(38,323)	(165,462)
Net change in cash and cash equivalents	115,519	55,587
Cash and cash equivalents, beginning of period	773,571	56,772
Cash and cash equivalents, end of period	$889,090	$112,359

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
The Company operates its geographically diverse fleet with well-established customer relationships. We operate in significant hydrocarbon-producing geographies throughout the world, including the North Sea, the Middle East, India, Brazil, Mexico, West Africa and Southeast Asia. As of June 30, 2016, our contract backlog was $472 million and included contracts with leading national, international and independent oil and gas companies.
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
Unaudited Interim Information
The interim consolidated financial statements of Paragon and its subsidiaries are unaudited. However, they include all adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2016 and the results of its operations and cash flows for the three and six months ended June 30, 2016 and 2015. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC regarding interim financial reporting.
The 2015 year-end balance sheet data was derived from audited financial statements This interim report does not include all disclosures required by U.S. GAAP for annual periods and should be read in conjunction with the Annual Report on Form 10-K of Paragon Offshore plc for the year ended December 31, 2015. The interim financial results may not be indicative of the results to be expected for the full year. Certain amounts in prior periods have been reclassified to conform to the current year presentation.
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
Chapter 11 Filing
On February 12, 2016, the Debtors entered into a plan support agreement (the “PSA”) relating to a plan of reorganization (the “Plan”) pursuant to chapter 11 of the Bankruptcy Code with holders (the “Noteholder Group”) representing an aggregate of 77% of the outstanding $457 million of our 6.75% senior unsecured notes maturing July 2022 (the “2022 Senior Notes”) and the outstanding $527 million of our 7.25% senior unsecured notes maturing August 2024 (the “2024 Senior Notes”) together with lenders (the “Revolver Group”) representing an aggregate of 96% of the amounts outstanding (including letters of credit) under our Revolving Credit Agreement.
On February 14, 2016, the Debtors filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court (the “Bankruptcy cases”).
On April 6, 2016, the Bankruptcy Court approved the Company’s disclosure statement (subject to confirmation), which included a revised plan with the terms of the transactions as follows:

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

•
Holders of our Senior Notes (the “Noteholders”) shall receive: (i) a pro rata share of a cash payment of $345 million (the “Noteholder Cash Payment”); (ii) a pro rata share of 35% of the ordinary shares of reorganized Paragon (the “Noteholder Equity”); and (iii) a deferred cash payment of $20 million if our consolidated EBITDA, as adjusted for other items as defined in the PSA (“Adjusted EBITDA”) for 2016 equals or exceeds $209 million, and a deferred cash payment of $15 million if our consolidated Adjusted EBITDA for 2017 equals or exceeds $248 million but is less than $276 million or $30 million if our consolidated Adjusted EBITDA for 2017 equals or exceeds $276 million (collectively, the “Deferred Cash Payments”). The Noteholder Group will also be entitled to designate one member to our board of directors.

•	Existing shareholders will retain ownership of 65% of the ordinary shares of reorganized Paragon following emergence from bankruptcy.

•	General unsecured claims are unimpaired under the Plan, and the Term Loan Facility shall be reinstated.

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

On August 5, 2016, we reached an agreement in principle with an ad hoc committee of the Noteholders and a steering committee of the lenders under the Revolving Credit Facility (“Revolver Lenders”) for a proposed amendment to the PSA (the “PSA Amendment”).
The PSA Amendment, among other things, provides for an extension of certain milestone dates and contains amendments to the Plan and Disclosure Statement. Additionally, on August 5, 2016, the Debtors also filed an amended and restated plan of reorganization (the “Amended Plan”) and a supplemental disclosure statement (the “Supplemental Disclosure Statement”) with the Bankruptcy Court. The Amended Plan provides for, among other things, revised treatment of the Noteholders consisting primarily of: (i) a reduction in the cash payment at emergence from $345 million to $285 million, (ii) elimination of the Deferred Cash Payments, (iii) an increase in the percentage of our common shares to be issued to the Noteholders from 35% to 47% (on a pro forma basis, after giving effect to the transactions contemplated by the Amended Plan), and (iv) receipt of a $60 million unsecured note maturing in 2021, with interest, accruing semi-annually, to be paid either: (x) in cash or our common shares at 12% per annum, or (y) in kind at 15% per annum (in our discretion) (the “Noteholder Unsecured Note”). If we elect to pay interest on the Noteholder Unsecured Note in the form of our common shares, we would request a vote of our shareholders to increase the number of common shares authorized for issuance. The Amended Plan also contemplates certain changes to the claims of the lenders in our Revolving Credit Agreement, primarily, changes to the proposed amendments to the Revolving Credit Agreement, including: (i) a reduction of the minimum liquidity threshold from $110 million to $103 million, and (ii) the net leverage and interest coverage ratio financial covenants will not apply until the first quarter of 2019.

We received, in escrow, signatures to the PSA Amendment from holders of approximately 69% in principal amount of our Senior Notes, subject to the receipt of signatures from holders of a majority of the loans under our Revolving Credit Agreement. We are in the process of seeking the requisite signatures to the PSA Amendment from the Revolver Lenders. In order for PSA Amendment to be effective, we will require the unanimous consent of the Revolver Lenders. If we do not obtain such consent, we will consider a revised amendment to the plan of reorganization with regard to the treatment of the Revolver Lenders.

Debtors-in-Possession
Since the filing date, the Debtors have operated their business as “debtors-in-possession.” Under the Bankruptcy cases, the Debtor’s trade creditors and vendors are being paid in full in the ordinary course of business and all of the Company’s contracts have remained in effect in accordance with their terms preserving the rights of all parties. Certain subsidiaries of the Company were not party to the chapter 11 filing (the “Non-Filing entities”). The Non-Filing entities have continued to operate in the ordinary course of business.
The reorganization is not expected to have a material impact on our operations. We expect to emerge from bankruptcy in the fourth quarter of 2016 after confirmation of the Amended Plan by the Bankruptcy Court.
Settlement with Noble Corporation
On February 12, 2016, we entered into a binding term sheet (the “Term Sheet”) with Noble with respect to the “Noble Settlement Agreement” (as described below), which we executed on April 29, 2016 and remains subject to the confirmation of our Amended Plan by the Bankruptcy Court. Upon effectiveness of the Noble Settlement Agreement, certain conditions of the Tax Sharing Agreement executed between Noble and Paragon for the Spin-Off will be modified.
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
In addition, on August 5, 2016, we entered into a binding term sheet with respect to an amendment to the Noble Settlement Agreement (the “Noble Settlement Agreement Amendment”). Upon effectiveness of the Noble Settlement Agreement Amendment, certain provisions of the Tax Sharing Agreement will be further amended to permit us, at our option, to defer up to $5 million in amounts owed to Noble under the Tax Sharing Agreement with respect to the Mexican Tax Assessments (the “Deferred Noble Payment Amount”). In consideration for this deferral, we would issue an unsecured promissory note to Noble in the amount of the Deferred Noble Payment Amount (the “Noble Note”) which would be due and payable on the fourth anniversary of the effective date of the Amended Plan. The Noble Note would accrue interest, accruing quarterly, to be paid either: (x) in cash at 12% per annum, or (y) in kind at 15% per annum (in our discretion).
As of June 30, 2016, our estimated Mexican Tax Assessments totaled approximately $179 million, with assessments for 2009 and 2010 yet to be received. Noble will be responsible for all of the ultimate tax liability for Noble legal entities and 50% of the ultimate tax liability for our legal entities relating to the Mexican Tax Assessments.
In consideration for this support, we have agreed to release Noble, fully and unconditionally, from any and all claims in relation to the Spin-Off. The Noble Settlement Agreement Amendment remains subject to the approval by the Bankruptcy Court in connection with the confirmation of our Amended Plan. Upon the effectiveness of the Noble Settlement Agreement, a material portion of our Mexican Tax Assessments, and any corresponding ultimate tax liability, will be assumed by Noble. Until such time, the current Tax Sharing Agreement remains in effect.

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, which creates ASC Topic 606, Revenue from Contracts with Customers and supersedes the revenue recognition requirements in Topic 605 and industry-specific standards that currently exist under U.S. GAAP. The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that the entity expects to be entitled to in exchange for those goods or services. Based on ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued in August 2015, the amendments in this ASU are effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. The Company is not permitted to adopt this standard earlier than the original effective date for public entities. This ASU can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In March, April and May 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients, respectively. These updates are not intended to change the core principles of ASU No. 2014-09 but instead clarify important aspects of the guidance and improve its operability and implementation on such topics as: principal versus agent considerations in revenue transactions, goods or services that are “separately identifiable” performance obligations, collectability, noncash consideration and presentation of sales taxes. These updates have the same effective date and transition requirements as the new revenue standard. We are evaluating what impact, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures and have not decided upon a method of adoption.
In February 2016, the FASB issued ASU No. 2016-02, which creates ASC Topic 842, Leases. This ASU requires an entity to separate lease components from nonlease components in a contract. The lease components would be accounted for under ASU 2016-02, which requires lessees to recognize a right-of-use asset and a lease liability for capital and operating leases with lease terms greater than twelve months. Lessors must align certain requirements with the updates to lessee accounting standards and potentially derecognize a leased asset and recognize a net investment in the lease. This ASU also requires key qualitative and quantitative disclosures by lessess and lessors to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. We are evaluating the provisions of ASU 2016-02, concurrently with the provisions of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) since nonlease components would be accounted for under ASU 2014-09. This update is effective for financial statements issued for annual reporting periods beginning after December 15, 2018, and interim reporting periods within that reporting period. Early adoption is permitted. A modified retrospective approach is required. We are evaluating what impact, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU includes provisions intended to simplify the accounting for and presentation of share-based payment transactions, including such areas as income tax effects, minimum statutory tax withholding requirements and classification of awards as either equity or liabilities, forfeitures, and the classification on the statement of cash flows. The guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. Transition methods vary for the related amendments. We are evaluating what impact, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
In June 2016, the FASB issued ASU No. 2016-13, which creates ASC Topic 326, Financial Instruments - Credit Losses. The new guidance introduces new accounting models for expected credit losses on financial instruments and applies to: (1) loans, accounts receivable, trade receivables and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. The scope of the new guidance is broad and is designed to improve the current accounting models for the impairment of financial assets. The guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period. A modified-retrospective approach is required. We are evaluating what impact, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

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
Bankruptcy Accounting and Disclosures
In connection with filing chapter 11 of the Bankruptcy Code on February 14, 2016, the Company was subject to the requirements of FASB ASC 852, Reorganizations (“ASC 852”). ASC852 is applicable to companies under bankruptcy protection and requires amendments to the presentation of key financial statement line items. ASC 852 generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Bankruptcy cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.
Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization of the business must be reported separately as reorganization items in the consolidated statements of operations for the three and six months ended June 30, 2016. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization. See Note 9 - “Reorganization Items” for cash paid for reorganization items in the consolidated statements of cash flows.
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
Our allowance for doubtful accounts was $38 million and $44 million as of June 30, 2016 and December 31, 2015, respectively. We had recoveries of $6 million during the three and six months ended June 30, 2016 compared to $5 million and $14 million of bad debt expense for the three and six months ended June 30, 2015, respectively. Bad debt expense and recoveries are reported as a component of “Contract drilling services operating costs and expenses” in our Condensed Consolidated Statements of Operations.
Debt Issuance Costs
In the first quarter of 2016, we adopted the guidance issued by the FASB in April 2015 in ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs are presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount and are being amortized over the life of the debt. In our December 31, 2015 Condensed Consolidated Balance Sheet presented in this Form 10-Q, we reclassified $21 million of debt issuance costs for our Senior Notes, Term Loan Facility, and Sale-Leaseback Transaction from “Other assets” to “Long-term debt” to conform to the current period presentation of debt issuance costs.
Debt issuance costs related to line of credit arrangements will continue to be classified in “Other assets” on the Condensed Consolidated Balance Sheets; however, as a result of the filing of the Bankruptcy cases, debt issuance costs related to our Revolving Credit Facility have been classified as liabilities subject to compromise in the Condensed Consolidated Balance Sheet as of June 30, 2016. For our debt securities that are considered to be liabilities subject to compromise, we ceased to amortize deferred debt issuance costs through interest expense from the date of the Bankruptcy filing. (See Note 8 - “Liabilities Subject to Compromise”).

NOTE 4—PROPERTY AND EQUIPMENT AND OTHER ASSETS
Cash used for our capital expenditures totaled $35 million for the six months ended June 30, 2016, as compared to $126 million for the six months ended June 30, 2015.

Gain on Sale of Assets
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

NOTE 5—SHARE-BASED COMPENSATION
In conjunction with the Spin-Off, we adopted equity incentive plans for our employees and directors, the Paragon Offshore plc 2014 Employee Omnibus Incentive Plan (the “Employee Plan”) and the Paragon Offshore plc 2014 Director Omnibus Plan (the “Director Plan”). Replacement awards of Paragon time-vested restricted stock units (“TVRSU’s”) and performance-vested restricted stock units (“PVRSU’s”), granted in connection with the Spin-Off, as well as, since the Spin-off, new share-settled and cash-settled awards (“CS-TVRSU’s”) have been granted under the Employee Plan and the Director Plan. No awards were granted during three and six months ended June 30, 2016.
Shares available for issuance and outstanding restricted stock units under our two equity incentive plans as of June 30, 2016 are as follows (excluding the impact of cash-settled awards):

(In shares)	Employee Plan	Director Plan
Shares available for future awards or grants	4,717,823	434,048
Outstanding unvested restricted stock units	3,967,067	—
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
A summary of restricted stock activity for the six months ended June 30, 2016 is as follows:

	TVRSU’s Outstanding	Weighted Average Grant-Date Fair Value	CS-TVRSU’s Outstanding	Share Price (1)	PVRSU’s Outstanding (2)	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2015	5,824,857	$5.34	2,647,565		849,484	$5.31
Awarded	—	—	—		—	—
Vested	(2,428,999)	5.04	(858,459)		—	—
Forfeited	(208,003)	5.00	(270,295)		(70,272)	11.00
Outstanding as of June 30, 2016	3,187,855	$5.60	1,518,811	$0.75	779,212	$4.80

(1)	The share price represents the closing price of our shares on June 30, 2016 at which our CS-TVRSU’s are measured.

(2)
Includes 191,474 PVRSU’s outstanding as of June 30, 2016 for which vesting depends on the degree of achievement of a company-based performance criteria, the Company’s ROCE. The share amount of these PVRSU’s equals the units that would vest if the “maximum” level of performance is achieved based on ROCE. The minimum number of units is zero and the “target” level of performance is 50% of the maximum. During the six months ended June 30, 2016, 70,272 PVRSU’s were forfeited as a result of the Company not achieving the thresholds for vesting based on annualized ROCE performance over the term of the awards. For the remaining 587,738 PVRSU’s outstanding, the share amount equals the units that would vest if the “target” level of performance is achieved based on the Company’s achievement of a market-based objective, the Company’s total shareholder return (“TSR”). The minimum number of units is zero and the “maximum” level of performance is 200% of the target amount.

Equity and liability-based award amortization recognized during the three and six months ended June 30, 2016 totaled $4 million and $6 million, respectively. Equity and liability-based award amortization recognized during the three and six months ended June 30, 2015 totaled $5 million and $10 million, respectively. As of June 30, 2016, we had $10 million of total unrecognized compensation cost related to our TVRSU’s. The Company expects to recognize this cost over a remaining weighted-average period of 1.4 years. As of June 30, 2016, we had $0.9 million of total unrecognized compensation cost related to our CS-TVRSU’s. The Company expects to recognize this cost over a remaining weighted-average period of 1.6 years.
As of June 30, 2016, we had $1 million of total unrecognized compensation cost related to our PVRSU’s. The Company expects to recognize this cost over a remaining weighted-average period of 1.2 years. The total potential compensation for the 191,474 PVRSU’s based on ROCE is recognized over the service period based on an estimate of the likelihood that our ROCE will achieve the targeted threshold. We currently estimate a 100% forfeiture rate related to these PVRSU’s. The total potential compensation for the 587,738 PVRSU’s based on TSR is recognized over the service period regardless of whether the TSR performance thresholds are ultimately achieved since vesting is based on market conditions.

NOTE 6—EARNINGS/LOSS PER SHARE
Our outstanding share-based payment awards currently consist solely of restricted stock units. These unvested restricted stock units, which contain non-forfeitable rights to dividends, are deemed to be participating securities and are included in the computation of earnings per share pursuant to the “two-class” method. The “two-class” method allocates undistributed earnings between ordinary shares and participating securities; however, in a period of net loss, losses are not allocated to our participating securities. No earnings were allocated to unvested share-based payment awards in our earnings per share calculation for the three and six months ended June 30, 2016 due to our net loss in the current period.
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
Under the terms of the Amended Plan, existing shareholders will retain ownership of 53% of the ordinary shares of reorganized Paragon following emergence from bankruptcy and the Noteholders shall receive a pro rata share of 47% of the ordinary shares of reorganized Paragon. Issuance of ordinary shares to the Noteholders will dilute current equity interests.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Allocation of income (loss) - basic and diluted
Net income (loss)	$(25,109)	$47,331	$(30,319)	$108,458
Earnings allocated to unvested share-based payment awards	—	(3,532)	—	(6,611)
Net income (loss) attributable to ordinary shareholders - basic and diluted	$(25,109)	$43,799	$(30,319)	$101,847

Weighted average shares outstanding
Basic and diluted	87,601	85,836	87,099	85,549
Weighted average unvested share-based payment awards	4,328	6,922	5,136	5,553

Earning (loss) per share
Basic and diluted	$(0.29)	$0.51	$(0.35)	$1.19

NOTE 7—DEBT
A summary of long-term debt as of June 30, 2016 and December 31, 2015 is as follows:

	June 30,	December 31,
(In thousands)	2016	2015
Revolving Credit Facility (1)	$—	$708,500
Term Loan Facility, bearing interest of 5.25% and 3.75% as of June 30, 2016 and December 31, 2015, respectively	641,875	641,875
Senior Notes due 2022, bearing fixed interest at 6.75% per annum(1)	—	456,572
Senior Notes due 2024, bearing fixed interest at 7.25% per annum(1)	—	527,010
Sale-Leaseback Transaction	230,633	268,688
Unamortized discount and debt issuance costs	(8,460)	(23,572)
Total debt	864,048	2,579,073
Less: Current maturities of long-term debt	(666,272)	(40,629)
Long-term debt	$197,776	$2,538,444
(1) See Note 8 - “Liabilities Subject to Compromise” for each of the respective June 30, 2016 balances identified above.
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
As of June 30, 2016, we had $709 million in borrowings outstanding at a weighted-average interest rate of 2.95%, and an aggregate amount of $87 million of letters of credit issued under the Revolving Credit Facility. The balance of our Revolving Credit Facility and unamortized deferred debt issuance costs are classified as liabilities subject to compromise (See Note 8 - “Liabilities Subject to Compromise”). We continue to pay interest on the Revolving Credit Facility in the ordinary course of business based on Bankruptcy Court approval. Accordingly, interest payable on the Revolving Credit Facility is not classified as a liability subject to compromise.
On July 18, 2014, we issued $1.08 billion of Senior Notes and also borrowed $650 million under the Term Loan Facility. The Term Loan Facility is secured by substantially all of our rigs. The proceeds from the Term Loan Facility and the Senior Notes were used to repay $1.7 billion of intercompany indebtedness to Noble incurred as partial consideration for the Separation.
The Senior Notes consisted of $500 million of 6.75% senior notes and $580 million of 7.25% senior notes, which mature on July 15, 2022 and August 15, 2024, respectively. The Senior Notes were issued without an original issue discount. Contractual interest on the 6.75% senior notes is payable semi-annually, in January and July. Contractual interest on the 7.25% senior notes is payable semi-annually, in February and August. The $1 billion balance of our Senior Notes, accrued pre-petition interest, and unamortized deferred debt issuance costs are classified as liabilities subject to compromise (See Note 8 - “Liabilities Subject to Compromise”). As interest on the Company’s unsecured Senior Notes subsequent to February 14, 2016 was not expected to be an allowed claim, the Company ceased accruing interest on its Senior Notes on this date. Results for the three and six months ended June 30, 2016 would have included contractual interest expense of $18 million and $27 million, respectively. These costs would have been incurred had the unsecured Senior Notes not been compromised by the Plan.
Borrowings under the Term Loan Facility bear interest at an adjusted LIBOR rate plus 2.75%, subject to a minimum LIBOR rate of 1% or a base rate plus 1.75%, at our option. We are required to make quarterly principal payments of $1.6 million plus interest and may prepay all or a portion of the Term Loan Facility at any time. The Term Loan Facility matures in July 2021. The loans under the Term Loan Facility were issued with 0.50% original issue discount. The Term Loan Facility balance is presented net of unamortized debt issuance cost of $5 million which continues to be amortized to interest expense through the life of the debt. Under the terms of the Amended Plan, the Company’s senior secured Term Loan Facility is unimpaired and will be reinstated. Paragon continues to make principal and interest payments on its Term Loan Facility in the ordinary course of business, based on Bankruptcy Court approval. As a result, we have not classified the outstanding Term Loan Facility balance and any related accrued interest and unamortized deferred debt issuance costs as liabilities subject to compromise in the Condensed Consolidated Balance Sheet as of June 30, 2016.
The commencement of the Bankruptcy cases in February 2016 constituted an event of default that accelerated our obligations under the Term Loan Agreement, Revolving Credit Agreement and Senior Notes. Accordingly, our Term Loan Facility balance, which is not subject to compromise, has been reclassified to short term debt in the Condensed Consolidated Balance Sheet as of June 30, 2016. Pursuant to the Bankruptcy Code, the filing of the voluntary petitions automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the filing of the petitions or to exercise control over the Debtors’ property.
During the first quarter of 2015, we repurchased and canceled an aggregate principal amount of $11 million of our Senior Notes at an aggregate cost of $7 million, including accrued interest. The repurchases consisted of $1 million aggregate principal amount of our 6.75% senior notes due July 2022 and $10 million aggregate principal amount of our 7.25% senior notes due August 2024. As a result of the repurchases, we recognized a total gain on debt retirement, net of the write-off of issuance costs, of approximately $4 million in “Gain on repurchase of long-term debt.” All Senior Note repurchases were made using available cash balances. We had no debt repurchases subsequent to the first quarter of 2015.
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
The amendments to our Revolving Credit Agreement contemplated by our Amended Plan contain additional restrictive covenants that, among other things, (a) restrict us from issuing dividends and (b) require us to maintain a minimum liquidity of $103 million at all times (subject to a grace period if our minimum liquidity remains above $88 million) and, beginning in 2019, will require us to maintain (i) a certain net leverage ratio (defined as total debt, net of cash and cash equivalents, divided by earnings excluding interest, taxes, depreciation and amortization charges) and (ii) a certain minimum interest coverage ratio (defined as earnings excluding interest, taxes, depreciation and amortization charges divided by interest expense).
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
On April 5, 2016, the Company obtained a forbearance from the Lessors of the event of default relating to the filing of the chapter 11 cases under the Lease Agreements. The forbearance will become a permanent waiver of the event of default upon the occurrence of certain conditions, including that the effective date of the Plan occurs by the outside date set forth in the PSA. We are currently in discussions with the Lessors to extend this forbearance so that the forbearance will continue past the outside date set forth in the PSA Amendment.
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

(In millions)	2016	2017	2018	2019	2020	Thereafter	Total
Minimum annual rental payments	$25	$41	$33	$31	$148	$—	$278
We made rental payments, including interest, of approximately $21 million and $38 million during the three and six months ended June 30, 2016. This includes pre-payments or Excess Cash Amounts (as defined below) of $4 million and $7 million for the Prospector 1 for the three and six months ended June 30, 2016, respectively, and $9 million and $14 million for the Prospector 5 for the three and six months ended June 30, 2016, respectively.
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
In addition, we are required to maintain a cash reserve of $11.5 million for each Prospector Rig throughout the term of the Lease Agreements. During the term of the current drilling contract for each Prospector Rig, we are also required to pay to the Lessors any excess cash amounts earned under such contract, after payment of bareboat charter fees and operating expenses for such Prospector Rig and maintenance of any mandatory reserve cash amounts (the “Excess Cash Amounts”). These excess cash payments represent prepayment for the remaining rental payments under the applicable Lease Agreement (the “Cash Sweep”). As of June 30, 2016 and December 31, 2015, we had restricted cash balances of $35 million and $25 million, respectively, related to the Lease Agreements in long-term “Restricted cash” on our Condensed Consolidated Balance Sheet. Following the conclusion of the current drilling contract for each Rig, the Cash Sweep will be reduced, requiring us to make prepayments to the Lessors of up to 25% of the Excess Cash Amounts.

NOTE 8—LIABILITIES SUBJECT TO COMPROMISE
As a result of the filing of the Bankruptcy cases on February 14, 2016, the payment of pre-petition indebtedness is subject to compromise or other treatment under the Amended Plan. The Company’s liabilities subject to compromise represent the Company’s current estimate of claims expected to be allowed under the Amended Plan. Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on the Bankruptcy Court actions, further development with respect to disputed claims, or other events. Liabilities subject to compromise reflect estimates of the allowed claims based upon negotiations with creditors that have resulted in amended claims and/or stipulations that have received or are expected to receive Bankruptcy Court approval.
The Revolving Credit Facility and the Senior Notes are impaired under the terms of the Amended Plan, which is subject to confirmation by the Bankruptcy Court. As such, the outstanding balances of both debt instruments and related accrued pre-petition interest (for the Senior Notes only) and unamortized debt issuance costs have been classified as liabilities subject to compromise in the Condensed Consolidated Balance Sheet as of June 30, 2016.
Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims is generally not permitted, the Bankruptcy Court approved the Debtors’ “first day” motions allowing, among other things, the payment of obligations related to human capital, supplier relations, customer relations, business operations, tax matters, cash management, utilities, case management and retention of professionals. As a result of this approval, the Company continues to pay certain pre-petition claims in designated categories and subject to certain terms and conditions in the ordinary course of business, and we have not classified these liabilities as subject to compromise in the Condensed Consolidated Balance Sheet as of June 30, 2016. This is designed to preserve the value of the Company’s businesses and assets.

With respect to pre-petition claims, the Company has notified all known claimants of the deadline to file a proof of claim with the Court.
The Company has been paying and intends to continue to pay undisputed post-petition claims in the ordinary course of business.
The following table reflects pre-petition liabilities that are subject to compromise included in our Condensed Consolidated Balance Sheets as of June 30, 2016. See Note 7 - “Debt” for a specific discussion on the debt instruments and related balances subject to compromise:

June 30,
(In thousands)	2016
Revolving Credit Facility	$708,500
Senior Notes due 2022, bearing fixed interest at 6.75% per annum	456,572
Senior Notes due 2024, bearing fixed interest at 7.25% per annum	527,010
Interest payable on Senior Notes	37,168
Debt issuance costs on Revolving Credit Facility	(5,891)
Debt issuance costs on Senior Notes	(14,012)
Liabilities subject to compromise	$1,709,347

NOTE 9—REORGANIZATION ITEMS
ASC 852 requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. The Company uses “Reorganization items, net” on its Condensed Consolidated Statements of Operations to reflect the net revenues, expenses, gains and losses that are the direct result of the reorganization of the business. The following table summarizes the components included in “Reorganization items, net”:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2016	2016
Professional fees	$13,880	$32,496
Other	3,669	6,895
Total Reorganization items, net	$17,549	$39,391
During the six months ended June 30, 2016, the Company paid cash of approximately $21 million for professional fees associated with the reorganization.

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

DEBTORS’ CONDENSED COMBINED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Operating revenues
Contract drilling services	$131,343	$331,665
Reimbursables and other	13,759	30,857
	145,102	362,522
Operating costs and expenses
Contract drilling services	83,177	187,605
Reimbursables	12,032	24,600
Depreciation and amortization	53,727	119,802
General and administrative	8,201	18,673
	157,137	350,680
Operating income before interest, reorganization items and income taxes	(12,035)	11,842
Interest expense, net (contractual interest of $32,360 and $62,771 for the three and six months ended June 30, 2016)	(14,224)	(36,342)
Other, net	(1,877)	(1,083)
Reorganization items, net	(14,753)	(34,207)
Loss before income taxes	(42,889)	(59,790)
Income tax benefit (provision)	723	(460)
Net loss	(42,166)	(60,250)
Equity in earnings of Non-Filing entities, net of tax	17,057	29,931
Net loss attributable to Paragon Offshore plc	$(25,109)	$(30,319)

DEBTORS’ CONDENSED COMBINED BALANCE SHEET
(Unaudited)
(In thousands)

June 30,
2016
ASSETS
Current assets
Cash and cash equivalents	$574,033
Accounts receivable, net of allowance for doubtful accounts of $38 million	162,883
Accounts receivable from Non-Filing entities	372,952
Prepaid and other current assets	42,895
Total current assets	1,152,763
Investment in Non-Filing entities	1,072,856
Notes receivable from Non-Filing entities	51,367
Property and equipment, at cost	2,148,504
Accumulated depreciation	(1,635,291)
Property and equipment, net	513,213
Other assets	41,015
Total assets	$2,831,214

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$634,234
Current maturities of debt due to Non-Filing entities	3,606
Accounts payable	51,564
Accounts payable due to Non-Filing entities	653,888
Accrued payroll and related costs	29,787
Taxes payable	18,287
Interest payable	1,897
Other current liabilities	27,653
Total current liabilities	1,420,916
Long-term debt due to Non-Filing entities	5,640
Deferred income taxes	1,357
Other liabilities	27,901
Liabilities subject to compromise	1,709,347
Total liabilities	3,165,161
Equity
Total deficit	(333,947)
Total liabilities and equity	$2,831,214

DEBTORS’ CONDENSED COMBINED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

Six Months Ended
June 30, 2016

Net cash provided by operating activities	$147,171

Capital expenditures	(25,668)
Change in accrued capital expenditures	(5,133)
Change in restricted cash	(9,254)
Net cash used in investing activities	(40,055)

Net cash used in financing activities	—

Net change in cash and cash equivalents	107,116
Cash and cash equivalents, beginning of period	466,917
Cash and cash equivalents, end of period	$574,033

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
The income tax benefit for the three and six months ended June 30, 2016 was $1 million and $0.3 million, respectively. The income taxes benefit for the three and six months ended June 30, 2015 was $18 million and $12 million, respectively.
At June 30, 2016, the liabilities related to our unrecognized tax benefits, including estimated accrued interest and penalties, totaled $19 million, and if recognized, would reduce our income tax provision by $19 million. At December 31, 2015, the liabilities related to our unrecognized tax benefits totaled $19 million. It is reasonably possible that our existing liabilities related to our unrecognized tax benefits may increase or decrease in the next twelve months primarily due to the progression of open audits or the expiration of statutes of limitation. However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.

NOTE 12—EMPLOYEE BENEFIT PLANS
Defined Benefit Plans
We sponsor two non-U.S. noncontributory defined benefit pension plans, the Paragon Offshore Enterprise Ltd and the Paragon Offshore Nederland B.V. pension plans, which cover certain Europe-based salaried, non-union employees.
For the three and six months ended June 30, 2016 pension benefit expense related to our defined benefit pension plans, based on actuary estimates, are presented in the table below.

Pension cost includes the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Service cost	$1,115	$1,361	$2,289	$2,736
Interest cost	551	493	1,131	991
Expected return on plan assets	(441)	(449)	(906)	(903)
Amortization of prior service cost	(4)	(5)	(9)	(10)
Amortization of net actuarial loss	185	191	380	384
Net pension expense	$1,406	$1,591	$2,885	$3,198
During the three and six months ended June 30, 2016, we made no contributions to our pension plans.
Other Benefit Plans
We sponsor a 401(k) defined contribution plan and a profit sharing plan, which cover our employees who are not otherwise enrolled in the above defined benefit plans. Other post-retirement benefit expense related to these other benefit plans included in the accompanying Condensed Consolidated Statements of Operations was $0.5 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.

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
In the first quarter of 2015, we had repaid in full the remaining principal balance outstanding under the Prospector Senior Credit Facility; therefore, the related interest rate swaps were terminated. The termination resulted in a settlement at fair market value plus accrued interest of approximately $1 million recorded in “Interest expense net of amount capitalized.” We did not apply hedge accounting with respect to these interest rate swaps and therefore, changes in fair values were recognized as either income or loss in our Consolidated Statements of Operations. For the six months ended June 30, 2015, a gain of approximately $1 million resulting from the change in fair value of the interest rate swaps was recorded in “Interest expense, net of amount capitalized.”

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
The estimated fair value of our Senior Notes due July 15, 2022, excluding debt issuance costs of $6 million for June 30, 2016 and December 31, 2015, respectively, and our Senior Notes due August 15, 2024, excluding debt issuance costs of $8 million for June 30, 2016 and December 31, 2015, respectively, are as follows:

	Subject to Compromise		Not Subject to Compromise
	June 30, 2016		December 31, 2015
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.75% Senior Notes due July 15, 2022	$456,572	$136,972	$456,572	$65,062
7.25% Senior Notes due August 15, 2024	527,010	156,785	527,010	75,099
Total senior unsecured notes	$983,582	$293,757	$983,582	$140,161
The estimated fair value of our Term Loan Facility, bearing interest at 5.25%, excluding unamortized discount and debt issuance costs of $8 million for June 30, 2016 and December 31, 2015, respectively, is as follows:

	Not Subject to Compromise
	June 30, 2016		December 31, 2015
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Term Loan Facility	$641,875	$161,875	$641,875	$235,889
The carrying amount of our variable-rate debt, the Revolving Credit Facility, which is subject to compromise as of June 30, 2016, approximates fair value as such debt bears short-term, market-based interest rates. We have classified this instrument as Level 2 as valuation inputs used for purposes of determining our fair value disclosure are readily available published LIBOR rates.

NOTE 15—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the changes in the accumulated balances for each component of “Accumulated other comprehensive loss” (“AOCL”) for the six months ended June 30, 2016 and 2015. All amounts within the tables are shown net of tax.

(In thousands)	Defined Benefit Pension Items (1)	Foreign Currency Items	Total
Balance as of December 31, 2014	$(22,911)	$(14,233)	$(37,144)
Activity during period:
Other comprehensive loss before reclassification	—	(1,673)	(1,673)
Amounts reclassified from AOCL	380	—	380
Net other comprehensive income (loss)	380	(1,673)	(1,293)
Balance as of June 30, 2015	$(22,531)	$(15,906)	$(38,437)

Balance as of December 31, 2015	$(20,351)	$(21,663)	$(42,014)
Activity during period:
Other comprehensive income before reclassification	—	8,151	8,151
Amounts reclassified from AOCL	386	—	386
Net other comprehensive income	386	8,151	8,537
Balance as of June 30, 2016	$(19,965)	$(13,512)	$(33,477)

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

NOTE 16—COMMITMENTS AND CONTINGENCIES
Purchase Commitments
In connection with our capital expenditure program, we have outstanding commitments, including shipyard and purchase commitments of approximately $595 million as of June 30, 2016. Our purchase commitments consist of obligations outstanding to external vendors primarily related to future capital purchases and include $579 million, of which $192 million is due in 2016 and $387 million is due in 2017, related to the construction of three high-specification jackup rigs, the Prospector 6, Prospector 7 and Prospector 8 (collectively, the “Three High-Spec Jackups Under Construction”) by Shanghai Waigaoqiao Ship Co. Ltd. (“SWS”) in China. In April 2016, we agreed with SWS to an extension of the delivery of the Prospector 6, Prospector 7 and Prospector 8 to the second quarter of 2017, the fourth quarter of 2016 and the fourth quarter of 2017, respectively. Each newbuild has been built pursuant to a contract between one of these subsidiaries and SWS, without our parent company guarantee or other direct recourse to any of our subsidiaries other than the applicable subsidiary. The Prospector subsidiaries are not included in the Bankruptcy cases.
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
Other Contingencies
We operate in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. As of June 30, 2016, we have received tax audit claims of approximately $364 million, of which $91 million is subject to indemnity by Noble, primarily in Mexico and Brazil, attributable to our income, customs and other business taxes. In addition, as of June 30, 2016, approximately $32 million of tax audit claims in Mexico assessed against Noble are subject to indemnity by us as a result of the Spin-Off. We have contested, or intend to contest, these claims, including through litigation if necessary. Tax authorities may issue additional claims or pursue legal actions as a result of tax audits, and we cannot predict or provide assurance as to the ultimate outcome of such claims and legal actions. In some cases, we will be required to post cash deposit as collateral while we defend these claims. We could be required to post such collateral in the near future, and such amounts could be substantial and could have a material adverse effect on our liquidity, financial condition, results of operations and cash flows. As of June 30, 2016, we have no surety bonds or letters of credit associated with tax audit claims outstanding.
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
On February 12, 2016, as part of the PSA, we entered into the Term Sheet with Noble with respect to the Noble Settlement Agreement, which we executed on April 29, 2016 and remains subject to the confirmation of our Amended Plan by the Bankruptcy Court. Upon effectiveness of the Noble Settlement Agreement, certain conditions of the Tax Sharing Agreement executed between Noble and Paragon for the Spin-Off will be modified.
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

In addition, on August 5, 2016, we entered into a binding term sheet with respect to an amendment to the Noble Settlement Agreement (the “Noble Settlement Agreement Amendment”). Upon effectiveness of the Noble Settlement Agreement Amendment, certain provisions of the Tax Sharing Agreement will be further amended to permit us, at our option, to defer up to $5 million in amounts owed to Noble under the Tax Sharing Agreement with respect to the Mexican Tax Assessments (the “Deferred Noble Payment Amount”). In consideration for this deferral, we would issue an unsecured promissory note to Noble in the amount of the Deferred Noble Payment Amount (the “Noble Note”) which would be due and payable on the fourth anniversary of the effective date of the Amended Plan. The Noble Note would accrue interest, accruing quarterly, to be paid either: (x) in cash at 12% per annum, or (y) in kind at 15% per annum (in our discretion).
As of June 30, 2016, our estimated Mexican Tax Assessments totaled approximately $179 million, with assessments for 2009 and 2010 yet to be received.  Noble will be responsible for all of the ultimate tax liability for Noble legal entities and 50% of the ultimate tax liability for our legal entities relating to the Mexican Tax Assessments.
In consideration for this support, we have agreed to release Noble, fully and unconditionally, from any and all claims in relation to the Spin-Off. The Noble Settlement Agreement Amendment remains subject to approval by the Bankruptcy Court in our Bankruptcy cases in connection with the confirmation of our Amended Plan. Upon the effectiveness of the Noble Settlement Agreement, a material portion of our Mexican Tax Assessments, and any corresponding ultimate tax liability, will be assumed by Noble. Until such time, the current Tax Sharing Agreement remains in effect.
Petrobras has notified us, along with other industry participants, that it is currently challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during the years 2008 and 2009 totaling $87 million, of which $25 million is subject to indemnity by Noble. Petrobras has also notified us that if they must pay such withholding taxes, they will seek reimbursement from us. We believe that we are contractually indemnified by Petrobras for these amounts and dispute the validity of the assessment. We have notified Petrobras of our position. We will, if necessary, vigorously defend our rights. If we were required to pay such reimbursement, however, the amount of such reimbursement could be substantial and could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our subsidiary used a commercial agent in Brazil in connection with Petrobras drilling contracts. The agent pleaded guilty in Brazil in connection with the award by Petrobras of a drilling contract to one of our competitors as part of a wider investigation of Petrobras’ business practices. The agent has represented a number of different companies in Brazil over many years, including several offshore drilling contractors. Since mid-2015, we have been conducting an independent review of our relationship with the agent and with Petrobras. Our review to date has found no evidence of wrongdoing by our employees or the commercial agent on our behalf. The SEC and the U.S. Department of Justice are aware of our review.
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
As of June 30, 2016, we had letters of credit of $87 million and performance bonds totaling $115 million supported by surety bonds outstanding and backed by $75 million in letters of credit and $9 million held in restricted cash. Certain of our subsidiaries issued guarantees to the temporary import status of rigs or equipment imported into certain countries in which we operated. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
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
Pursuant to these agreements with Noble, our Condensed Consolidated Balance Sheets include the following balances due from and to Noble as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
(In thousands)	2016	2015
Accounts receivable	$18,431	$22,695
Other current assets	1,930	3,032
Other assets	6,922	6,686
Due from Noble	$27,283	$32,413

Accounts payable	$53	$211
Other current liabilities	3,160	6,067
Other liabilities	3,268	3,268
Due to Noble	$6,481	$9,546
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
Transition Services Agreement (Brazil)
We and Noble-Cayman and certain other subsidiaries of Noble entered into a Transition Services Agreement (and a related rig charter) pursuant to which we provide certain transition services to Noble and its subsidiaries in connection with Noble’s Brazil operations. The provision of these rig-based and shore-based support services concluded in the second quarter of 2016 in conjunction with the termination of Noble’s business in Brazil.

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Six Months Ended
	June 30,
(In thousands)	2016	2015
Accounts receivable	$79,243	$168,942
Other current assets	20,739	5,113
Other assets	4,155	(7,710)
Accounts payable and accrued payroll	(21,375)	(16,572)
Other current liabilities	(1,414)	(78,866)
Other liabilities	(662)	(38,418)
Net change in other assets and liabilities	$80,686	$32,489

Supplemental information for non-cash activities:
Adjustments to distribution by former parent	$—	$9,493
Reclassification of Liabilities subject to compromise	1,709,347	—
We received income tax refunds, net of payments, of approximately $9 million and made income tax payments of approximately $31 million during the six months ended June 30, 2016 and 2015, respectively.

NOTE 18—SEGMENT AND RELATED INFORMATION
At June 30, 2016, our contract drilling operations were reported as a single reportable segment, Contract Drilling Services, which reflects how our business is managed, and the fact that all of our drilling fleet is dependent upon the worldwide oil industry. The mobile offshore drilling units that comprise our offshore rig fleet operated in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consisted largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. Our Contract Drilling Services segment conducts contract drilling operations in the North Sea, the Middle East, India, Brazil, Mexico, West Africa and Southeast Asia.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. Unless the context requires otherwise, or we specifically indicate otherwise, when used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Paragon,” the “Company,” “we,” “us” or “our” refer to Paragon Offshore plc together with its subsidiaries.
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

Market Outlook
Brent crude oil prices are a key factor in determining our customers’ current activity levels, as well as a critical input customers use to set future budgets and define drilling programs. Although Brent prices have risen throughout 2016 and closed at $49.68 on June 30, 2016, representing a 33% improvement versus December 31, 2015, the oil and gas industry remains mired in the midst of a significant cyclical downturn. Commodity prices continue to be subject to intense volatility as a result of global macroeconomic events including the “Brexit” referendum, supply disruptions in Nigeria and Libya, wildfires in Canada, and the failure of OPEC and affiliated countries to reach an agreement in April to cap production. The U.S. Department of Energy continues to report that total U.S. production is lower and as of July 1, 2016, had reached 8.4 million barrels per day, a level not seen since June 2014. In remarks made to media in June, Saudi oil Minister Kalid Al-Falih said that he believed the oil supply ‘glut’ is over. However, some analysts are speculating that the positive trend in prices could reverse driven by record OPEC output and concerns over high global levels of crude and refined product inventories. In this environment, oil and gas companies, our customers, are engaged in limited drilling activity and we expect that for the remainder of 2016, the offshore drilling industry will remain at risk for low dayrates and low utilization, including the potential for renegotiation or cancellation of contracts by customers.
During the second quarter of 2016, contracting activity for the offshore drilling industry was lower as compared to the first quarter of 2016. According to industry data, there were 29 new jackup contract announcements or fixtures during the second quarter of 2016 compared to 40 new fixtures during the first quarter of 2016. Both totals exclude instances where companies agreed to renegotiate dayrates which numbered three and one in the second and first quarters of 2016, respectively. Relative to second quarter 2015, when 43 new fixtures were reported, new contracting activity in the second quarter of 2016 was lower by a third. In the floater segment, there were 14 new fixtures and 3 renegotiations during the second quarter of 2016 compared to 29 new fixtures and 5 renegotiations during the first quarter of 2016. Overall new contracting activity for floaters was also lower year-on-year; there were 36% fewer new fixtures in the second quarter of 2016 when compared to the 22 new fixtures during the second quarter of 2015.
Average dayrates for fixtures for both jackups and floaters declined quarter-over-quarter and year-over-year based on data provided by third party sources. During the second quarter of 2016, dayrates for new jackup fixtures averaged approximately $88,000 down 8% from $96,000 in the first quarter of 2016 and 28% from $111,000 in the second quarter of 2015. Dayrates for new floater fixtures were slightly up quarter-over-quarter, averaging at approximately $237,000 in the second quarter of 2016, an increase of 3% from $230,000 in the first quarter of 2016. New floater fixture dayrates were down 36% year-on-year as compared to $309,000 in the second quarter of 2015.
Petrobras has contested the term of each of our drilling contracts for the Paragon DPDS2 and the Paragon DPDS3 in connection with the length of prior shipyard projects relating to these rigs and released the Paragon DPDS2 effective September

29, 2015. We continue to discuss the matter with Petrobras and will vigorously pursue all legal remedies available to us under these contracts. Under our interpretation of the contract, the Paragon DPDS3 is scheduled to work until August 2017. However, according to Petrobras’ interpretation of the contract, the Paragon DPDS3 is expected to work until August 2016. Our backlog of commitments for contract drilling for our floaters as of June 30, 2016 excludes approximately $143 million of backlog for the Paragon DPDS3 related to our contract with Petrobras. Any material changes in these contract terms will have a material impact on our financial position.
As of July 14, 2016, there were 114 jackup drilling rigs under construction, on order, or planned for construction. These rigs are currently scheduled for delivery between 2016 through as late as 2020. Certain drilling contractors with jackups under construction, including Paragon, have reported that they have reached agreements with the shipyards where their rigs are under construction to delay the delivery of their rigs as a result of the challenging market environment. This combination of new supply and lower activity levels has negatively impacted the contracting environment, and has intensified price competition. If this persists, we could be required to increase our capital investment to keep our jackup rigs competitive or to stack or scrap rigs that are no longer marketable in the current environment.
In addition, there are reported to be 65 floating rigs under construction, on order, or planned with deliveries between 2016 and 2020. The oil prices required for a project to break even for projects requiring the use of floating assets is significantly higher than for projects requiring jackup rigs. Also, a greater portion of the industry’s exploration work is done in deepwater as compared with shallow water and exploration budgets are often reduced or eliminated in periods of low commodity prices. We believe these factors will continue to put pressure on the dayrates and utilization for floating assets for the next several years. We also believe that older floating assets will be at a disadvantage in securing new work because new floating rigs offer greater technical capabilities and efficiencies, which is generally not the case in the jackup segment. In the third quarter of 2015, we took an impairment charge on five of our six floating assets as we anticipate that the future utility of these units is limited after each finishes its current contract. We may choose to stack, sell, or scrap these assets.
In summary, the near-term outlook for the offshore drilling industry remains poor. Dayrates and utilization for both floaters and jackups are challenged and could remain so for a period of time. We anticipate that for the remainder of 2016, the industry will experience few tenders for new drilling activity and the available tenders will be highly competitive, potentially driving dayrates even lower. We also expect that offshore contract drillers will see continued negotiations on existing contracts to reduce dayrates and/or contract term and additional contract cancellations. However, we believe that reduced drilling activity is resulting in lower global oil supply. The combination of generally forecasted increasing global demand for hydrocarbons and natural decline, will eventually drive oil prices higher and provide stability, key indicators that will cause oil and gas companies to resume drilling activity. Despite current conditions, we continue to have confidence in the longer-term fundamentals for the industry.

Chapter 11 Filing
On February 14, 2016, the Debtors filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court (“the Bankruptcy cases”). On August 5, 2016, the Debtors filed a disclosure statement supplement and Amended Plan with the Bankruptcy Court. Since the filing date, the Debtors have operated their business as “debtors-in-possession”. Under the Bankruptcy cases, the Debtor’s trade creditors and vendors are being paid in full in the ordinary course of business and all of the Company’s contracts have remained in effect in accordance with their terms preserving the rights of all parties. The reorganization is not expected to have a material impact on our operations. We expect to emerge from bankruptcy in the fourth quarter of 2016.
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
The Prospector Acquisition expanded and enhanced our global fleet by adding two high specification jackups (the Prospector 1 and Prospector 5) contracted to Total E&P U.K. Limited and Elf Exploration U.K. Limited (collectively, “Total S.A.”) for use in the U.K. sector of the North Sea. Additionally, three subsidiaries of Prospector contracted for the construction of three high-specification jackup rigs, the Prospector 6, Prospector 7 and Prospector 8 (collectively, the “Three High-Spec Jackups Under Construction”) by Shanghai Waigaoqiao Ship Co. Ltd. (“SWS”) in China. In April 2016, we agreed with SWS to an extension of the delivery of the Prospector 6, Prospector 7 and Prospector 8 to the second quarter of 2017, the fourth quarter of 2016 and the fourth quarter of 2017, respectively. Each newbuild has been built pursuant to a contract between one of these subsidiaries and SWS, without our parent company guarantee or other direct recourse to any of our subsidiaries other than the applicable subsidiary. The Prospector subsidiaries were not included in the Bankruptcy cases.
On July 24, 2015, we executed a combined $300 million Sale-Leaseback Transaction with subsidiaries of SinoEnergy (collectively, the “Lessors”) for our two high specification jackup units, Prospector 1 and Prospector 5 (collectively, the “Prospector Rigs”). We sold the Prospector Rigs to the Lessors and immediately leased the Prospector Rigs from the Lessors for a period of five years pursuant to a lease agreement for each Prospector Rig (collectively, the “Lease Agreements”). Net of fees and expenses and certain lease prepayments, we received net proceeds of approximately $292 million, including amounts used to fund certain required reserve accounts. The Prospector 1 and the Prospector 5 are each currently operating under drilling contracts with Total S.A. until mid-September 2016 and November 2017, respectively. Under the terms of the Lease Agreements, we must obtain a new drilling contract for each rig within 180 days of the prior drilling contract expiring. See Part II, Item 1A, “Risk Factors - If we are unable to obtain a contract for the Prospector 1 on or before March 17, 2017, we will create an event of default under both of the Lease Agreements.”

Contract Drilling Services Backlog
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table includes, as of June 30, 2016, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

	For the Years Ending December 31,
(Dollars in millions)	Total	2016	2017	2018	2019
Floaters (1)	$14	$14	$—	$—	$—
Jackups	458	169	235	52	2
Total	$472	$183	$235	$52	$2
Percent of available days committed (2)		24%	18%	6%	—%

(1)
Our drilling contract with Petrobras provides an opportunity for us to earn performance bonuses based on targets for minimizing downtime on our rig operating offshore Brazil, which we have included in our backlog in an amount equal to 50% of potential performance bonuses for such rig, or $1 million, which excludes any performance bonuses related to the contested term of our drilling contract for the Paragon DPDS3. Our backlog of commitments for contract drilling for our floaters as of June 30, 2016 excludes approximately $143 million of backlog for the Paragon DPDS3 related to our contract with Petrobras. Petrobras has contested the term of our drilling contract for the Paragon DPDS3 in connection with the length of prior shipyard projects relating to the rig.

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

Our contract drilling services backlog typically reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to realize. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. As of June 30, 2016, our contract drilling services backlog did not include any letters of intent.

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

RESULTS OF OPERATIONS
For the Three Months Ended June 30, 2016 and 2015
Net loss for the three months ended June 30, 2016 was $25 million, or a loss of $0.29 per diluted share, on operating revenues of $185 million, compared to a net income for three months ended June 30, 2015 of $47 million, or $0.51 per diluted share, on operating revenues of $393 million.
Average Rig Utilization, Operating Days and Average Dayrates
Operating results for our contract drilling services segment are dependent on two primary metrics: rig utilization and dayrates. The following table includes the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended June 30, 2016 (the “Current Quarter”) and for the three months ended June 30, 2015 (the “Comparable Quarter”):

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	June 30,		June 30,		Change	June 30,		Change
	2016	2015	2016	2015	%	2016	2015	%

Jackups	36%	64%	1,126	1,989	(43)%	$112,007	$123,556	(9)%
Floaters	18%	83%	96	455	(79)%	398,910	257,764	55%
Total	34%	67%	1,222	2,444	(50)%	$134,586	$148,537	(9)%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold-stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet.

(2)	Information reflects the number of days that our rigs were operating under contract.

Operating Results
The following table sets forth our operating results for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2016	2015	$	%

Operating Revenues
Contract drilling services	$164,464	$363,089	$(198,625)	(55)%
Labor contract drilling services	5,485	7,206	(1,721)	(24)%
Reimbursables/Other	14,986	22,949	(7,963)	(35)%
	184,935	393,244	(208,309)	(53)%
Operating costs and expenses:
Contract drilling services	$91,631	$196,969	$(105,338)	(53)%
Labor contract drilling services	4,193	5,681	(1,488)	(26)%
Reimbursables	13,308	18,678	(5,370)	(29)%
Depreciation and amortization	59,556	94,673	(35,117)	(37)%
General and administrative	9,821	13,737	(3,916)	(29)%
Loss on impairments	—	1,701	(1,701)	(100)%
Loss on sale of assets	—	4,078	(4,078)	(100)%
	178,509	335,517	(157,008)	(47)%
Operating income	$6,426	$57,727	$(51,301)	(89)%
Contract Drilling Services Operating Revenues—Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter resulted from a 50% decrease in operating days which negatively impacted revenues by $199 million.
The decrease in contract drilling services revenues was attributable to both our floaters and jackups, which experienced decreases of $79 million and $120 million, respectively, in the Current Quarter as compared to the Comparable Quarter.
The decrease in floater revenues of $79 million in the Current Quarter was driven by a 79% decrease in operating days partially offset by a 55% increase in average dayrates, which resulted in a $93 million decrease and a $14 million increase in revenues, respectively, from the Comparable Quarter.
The decrease in operating days for our floaters was primarily attributable to Paragon MDS1, Paragon MSS1, and Paragon DPDS2, which were uncontracted for all of the Current Quarter but experienced full utilization in India, the North Sea, and Brazil, respectively, in the Comparable Quarter. Also, Paragon MSS2 experienced a decrease in operating days in the Current Quarter upon completion of its contract in Brazil as compared to the Comparable Quarter. The increase in average dayrates in the Current Quarter resulted from additional revenue earned for unused shipyard days upon contract completion of Paragon MSS2.
The $120 million decrease in jackup revenues in the Current Quarter was driven by a 43% decrease in operating days which resulted in a $107 million decrease in revenues from the Comparable Quarter. This was coupled with a 9% decrease in average dayrates, which resulted in a $13 million decrease in revenues from the Comparable Quarter.
The decrease in jackup operating days was due to seven of our rigs that were uncontracted for all of the Current Quarter but experienced full utilization while operating predominantly in Mexico and West Africa during the Comparable Quarter. The remaining decrease in operating days is due to Paragon M825 in West Africa, Paragon C463 in the North Sea, and Paragon B301, Paragon L1113, and Paragon L781 all in Mexico which were uncontracted for a portion of the Current Quarter but were contracted for all or a portion of the Comparable Quarter. The decrease in operating days was partially offset by 170 additional operating days in the Current Quarter attributable to Paragon L1112 operating in India, Paragon B391 operating in the North Sea, and both Paragon L784 and Paragon M1161 operating in the Middle East in the Current Quarter.

The decrease in jackup average dayrates during the Current Quarter was due to an overall decrease in dayrates across our fleet. The decrease in average dayrates was offset by the realization of a higher average dayrate on Prospector 5 operating in the North Sea.
Contract Drilling Services Operating Costs and Expenses — Contract drilling services operating costs and expenses decreased $105 million in the Current Quarter as compared to the Comparable Quarter due to reduced operating days across our fleet as well as cost reduction initiatives implemented across our operations.
Labor Contract Drilling Services Operating Revenues and Costs and Expenses — The decline in revenues associated with our Canadian labor contract drilling services was primarily related to fluctuations in foreign currency exchange rates. Expenses associated with our labor contract drilling services remained relatively constant. Our labor contract with Hibernia Management and Development Ltd. in the Canadian Atlantic was terminated on June 30, 2016.
Reimbursables Operating Revenues and Costs and Expenses — Margin on our reimbursables remained relatively constant. We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
Reimbursables in both the Current Quarter and Comparable Quarter include the services we provided to Noble in Brazil, on a cost-plus basis, as part of the Transition Services Agreement entered into in connection with the Spin-Off. We provided both rig-based and shore-based support services to Noble through the term of Noble’s rig contract pursuant to the transition service agreement for Brazil. Noble’s contract in Brazil and the services provided by us concluded in the second quarter of 2016  (See Note 16,“Commitments and Contingencies” for additional detail).
Depreciation and Amortization — The $35 million decrease in depreciation and amortization in the Current Quarter was primarily attributable to lower depreciation on assets subject to the impairment charges taken in the third and fourth quarters of 2015.
General and Administrative — General and administrative expenses decreased $4 million in the Current Quarter as compared to the Comparable Quarter primarily due to cost reduction initiatives implemented across the Company.
Loss on sale of assets — Loss on disposal of assets during the Comparable Quarter was primarily attributable to the sale and disposal of drill pipe to an unrelated third party.
Other Expenses
Income tax provision — Our income tax benefit decreased $18 million in the Current Quarter compared to the Comparable Quarter, primarily related to the underlying changes in the profitability/loss associated with our operations in various jurisdictions and certain discrete tax items.
Reorganization items, net — The Company uses “Reorganization items, net” to reflect the net revenues, expenses, gains and losses that are the direct result of the reorganization of the business. Reorganization items of $18 million primarily relate to professional fees for legal and financial advisors incurred in connection with preparation and handling of the Bankruptcy cases.

For the Six Months Ended June 30, 2016 and 2015
Net loss for the six months ended June 30, 2016 was $30 million, or a loss of $0.35 per diluted share, on operating revenues of $450 million, compared to a net income for six months ended June 30, 2015 of $108 million, or $1.19 per diluted share, on operating revenues of $824 million.
Average Rig Utilization, Operating Days and Average Dayrates
Operating results for our contract drilling services segment are dependent on two primary metrics: rig utilization and dayrates. The following table includes the average rig utilization, operating days and average dayrates for our rig fleet for the six months ended June 30, 2016 (the “Current Period”) and for the six months ended June 30, 2015 (the “Comparable Period”):

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Six Months Ended		Six Months Ended			Six Months Ended
	June 30,		June 30,		Change	June 30,		Change
	2016	2015	2016	2015	%	2016	2015	%

Jackups	42%	68%	2,617	4,164	(37)%	$113,077	$125,168	(10)%
Floaters	31%	83%	343	905	(62)%	302,375	267,110	13%
Total	41%	70%	2,960	5,069	(42)%	$134,969	$150,511	(10)%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold-stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet.

(2)	Information reflects the number of days that our rigs were operating under contract.

Operating Results
The following table sets forth our operating results for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2016	2015	$	%

Operating Revenues
Contract drilling services	$399,508	$762,908	$(363,400)	(48)%
Labor contract drilling services	12,233	14,371	(2,138)	(15)%
Reimbursables/Other	38,314	46,613	(8,299)	(18)%
	450,055	823,892	(373,837)	(45)%
Operating costs and expenses:
Contract drilling services	$204,337	$422,074	$(217,737)	(52)%
Labor contract drilling services	9,252	11,294	(2,042)	(18)%
Reimbursables	33,092	38,656	(5,564)	(14)%
Depreciation and amortization	131,462	184,748	(53,286)	(29)%
General and administrative	21,995	29,101	(7,106)	(24)%
Loss on impairments	—	1,701	(1,701)	(100)%
Gain on sale of assets	—	(12,717)	12,717	(100)%
Gain on repurchase of long-term debt	—	(4,345)	4,345	(100)%
	400,138	670,512	(270,374)	(40)%
Operating income	$49,917	$153,380	$(103,463)	(67)%
Contract Drilling Services Operating Revenues—Changes in contract drilling services revenues for the Current Period as compared to the Comparable Period were driven by a 42% decrease in operating days which negatively impacted revenues by $344 million. This was coupled with a 10% decrease in average dayrates which decreased revenues by $20 million.
The decrease in contract drilling services revenues was attributable to both our floaters and jackups, which experienced decreases of $138 million and $225 million, respectively, in the Current Period as compared to the Comparable Period.
The decrease in floater revenues of $138 million in the Current Period was driven by a 62% decrease in operating days partially offset by a 13% increase in average dayrates which resulted in a $150 million decrease and a $12 million increase in revenues, respectively, from the Comparable Period.
The decrease in operating days for our floaters was primarily attributable to Paragon MDS1 and Paragon DPDS2, which were uncontracted for all of the Current Period but experienced full utilization in India and Brazil, respectively, in the Comparable Period. Paragon MSS1 and Paragon MSS2 experienced a decrease in operating days in the North Sea and Brazil, respectively, in the Current Period as compared to the Comparable Period. The overall increase in average dayrates in the Current Period resulted from additional revenue earned for unused shipyard days upon contract completion of Paragon MSS2.
The $225 million decrease in jackup revenues in the Current Period was driven by a 37% decrease in jackup operating days which resulted in a $194 million decrease in revenues. This was coupled with a 10% decrease in average dayrates which resulted in decreased revenues of $32 million from the Comparable Period.

The decrease in jackup operating days was due to six of our rigs that were uncontracted for all of the Current Period but experienced full utilization while operating predominantly in Mexico and West Africa during the Comparable Period. The decrease in operating days is primarily due to the rigs operating in Mexico, Paragon B301, Paragon L1113, Paragon L781, Paragon M842, and Paragon M821 which were uncontracted for a portion of the Current Period but were contracted for all or a portion of the Comparable Period. The remaining decrease in operating days is due to Paragon L785 operating in Southeast Asia, Paragon M825 operating in West Africa, Dhabi II operating in the Middle East, and both Paragon C463 and Paragon HZ1 operating in the North Sea which were uncontracted for a portion of the Current Period but were contracted for all or a portion of the Comparable Period. The decrease in operating days was partially offset by 324 additional operating days in the Current Period attributable to Paragon L784, Paragon M1161 and Paragon L786 operating in the Middle East, 77 additional operating days in the Current Period attributable to Paragon L1112 operating in India, 56 additional operating days in the Current Period attributable to Paragon B391 and Paragon C20052 operating in the North Sea, and 37 additional operating days in the Current Period attributable to Paragon M826 operating in West Africa.
The decrease in jackup average dayrates during the Current Period was due to an overall decrease in dayrates across our fleet. The decrease in average dayrates was offset by the realization of higher dayrates on contracts for Paragon M842 operating in Mexico and both Prospector 5 and Paragon C463 operating in the North Sea.
Contract Drilling Services Operating Costs and Expenses — Contract drilling services operating costs and expenses decreased $218 million in the Current Period as compared to the Comparable Period due to reduced operating days across our fleet as well as cost reduction initiatives implemented across our operations.
Labor Contract Drilling Services Operating Revenues and Costs and Expenses — The decline in revenues associated with our Canadian labor contract drilling services was primarily related to fluctuations in foreign currency exchange rates. Expenses associated with our labor contract drilling services remained relatively constant. Our labor contract with Hibernia Management and Development Ltd. in the Canadian Atlantic was terminated on June 30, 2016.
Reimbursables Operating Revenues and Costs and Expenses — Margin on our reimbursable remained relatively constant. We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
Reimbursables in both the Current Period and Comparable Period include the services we provided to Noble in Brazil, on a cost-plus basis, as part of the Transition Services Agreement entered into in connection with the Spin-Off. We provided both rig-based and shore-based support services to Noble through the term of Noble’s rig contract pursuant to the transition service agreement for Brazil. Noble’s contract in Brazil and the services provided by us concluded in the second quarter of 2016  (See Note 16,“Commitments and Contingencies” for additional detail).
Depreciation and Amortization — The $53 million decrease in depreciation and amortization in the Current Period was primarily attributable to lower depreciation on assets subject to the impairment charges taken in the third and fourth quarters of 2015.
General and Administrative — General and administrative expenses decreased $7 million in the Current Period as compared to the Comparable Period primarily due to cost reduction initiatives implemented across the Company.
Gain on sale of assets — Gain on sale of assets during the Prior Period was attributable to the sale of the Paragon M822 to an unrelated third party during the first quarter of 2015 partially offset by a loss on the sale of drill pipe during the second quarter of 2015.
Gain on repurchase of long-term debt — In the prior period, we repurchased and canceled an aggregate principal amount of $11 million of our senior notes at an aggregate cost of $7 million including accrued interest. As a result of the repurchases, we recognized a total gain on debt retirement, net of the write-off of issuance costs, of approximately $4 million.
Other Expenses
Income tax provision — Our income tax benefit decreased $12 million in the Current Period compared to the Comparable Period, primarily related to the underlying changes in the profitability/loss associated with our operations in various jurisdictions and certain discrete tax items.

Reorganization items, net — The Company uses “Reorganization items, net” to reflect the net revenues, expenses, gains and losses that are the direct result of the reorganization of the business. Reorganization items of $39 million in the Current Period primarily relate to professional fees for legal and financial advisors incurred in connection with preparation and handling of the Bankruptcy cases. During the six months ended June 30, 2016, the Company paid cash of approximately $21 million for Reorganization items.

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
The reconciliation from net income (loss) to Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net income (loss)	$(25,109)	$47,331	$(30,319)	$108,458
Adjustments:
Depreciation and amortization	59,556	94,673	131,462	184,748
Loss on impairments	—	1,701	—	1,701
(Gain) loss on sale of assets	—	4,078	—	(12,717)
(Gain) on repurchase of long-term debt	—	—	—	(4,345)
Other, net	2,054	(156)	1,292	(2,404)
Reorganization items, net	17,549	—	39,391	—
Interest expense, net	12,836	29,029	39,853	59,207
Income tax benefit	(904)	(18,477)	(300)	(11,912)
Adjusted EBITDA	$65,982	$158,179	$181,379	$322,736

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
As of June 30, 2016, we had available liquidity in cash and cash equivalents of $889 million.
The table below includes a summary of our cash flow information for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
(In thousands)	2016	2015
Cash flows provided by (used in):
Operating activities	$208,067	$307,020
Investing activities	(54,225)	(85,971)
Financing activities	(38,323)	(165,462)
Changes in cash flows from operating activities for the six months ended June 30, 2016 are driven by the overall decrease in our business activity (see discussion of changes in net loss in “Results of Operations” above). Changes in cash flows used in investing activities are dependent upon our level of capital expenditures, which varies based on the timing of projects. Cash used for capital expenditures totaled $35 million during the six months ended June 30, 2016, as compared to $126 million during the same period of 2015. During the six months ended June 30, 2016, our net cash from investing activities was impacted by an increase in restricted cash related to cash collateral for an outstanding performance bond and reserve requirements on the Sale-Leaseback Transaction. Changes in cash flows used in financing activities for the six months ended June 30, 2016 are due to reduction of debt payment activity during the bankruptcy proceedings, except for repayments on our Sale-Leaseback Transaction.
Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;

•	committed capital expenditures;

•	discretionary capital expenditures, including various capital upgrades; and

•	service of outstanding indebtedness, including mandatory pre-payments; and

•	satisfaction of the cash payments under our proposed Amended Plan.
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
On April 6, 2016, the Bankruptcy Court approved the Company’s disclosure statement (subject to confirmation), which included a revised plan with the terms of the transactions as follows:

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

•	General unsecured claims are unimpaired under the Plan, and the Company’s Term Loan Facility shall be reinstated.

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

On August 5, 2016, we reached an agreement in principle with an ad hoc committee of the Noteholders and a steering committee of the lenders under the Revolving Credit Facility (“Revolver Lenders”) for a proposed amendment to the PSA (the “PSA Amendment”).
The PSA Amendment, among other things, provides for an extension of certain milestone dates and contains amendments to the Plan and Disclosure Statement. Additionally, on August 5, 2016, the Debtors also filed an amended and restated plan of reorganization (the “Amended Plan”) and a supplemental disclosure statement (the “Supplemental Disclosure Statement”) with the Bankruptcy Court. The Amended Plan provides for, among other things, revised treatment of the Noteholders consisting primarily of: (i) a reduction in the cash payment at emergence from $345 million to $285 million, (ii) elimination of the Deferred Cash Payments, (iii) an increase in the percentage of our common shares to be issued to the Noteholders from 35% to 47% (on a pro forma basis, after giving effect to the transactions contemplated by the Amended Plan), and (iv) receipt of a $60 million unsecured note maturing in 2021, with interest, accruing semi-annually, to be paid either: (x) in cash or our common shares at 12% per annum, or (y) in kind at 15% per annum (in our discretion) (the “Noteholder Unsecured Note”). If we elect to pay interest on the Noteholder Unsecured Note in the form of our common shares, we would request a vote of our shareholders to increase the number of common shares authorized for issuance. The Amended Plan also contemplates certain changes to the claims of the lenders in our Revolving Credit Agreement, primarily, changes to the proposed amendments to the Revolving Credit Agreement, including: (i) a reduction of the minimum liquidity threshold from $110 million to $103 million, and (ii) the net leverage and interest coverage ratio financial covenants will not apply until the first quarter of 2019.

We received, in escrow, signatures to the PSA Amendment from holders of approximately 69% in principal amount of our Senior Notes, subject to the receipt of signatures from holders of a majority of the loans under our Revolving Credit Agreement. We are in the process of seeking the requisite signatures to the PSA Amendment from the Revolver Lenders. In order for PSA Amendment to be effective, we will require the unanimous consent of the Revolver Lenders. If we do not obtain such consent, we will consider a revised amendment to the plan of reorganization with regard to the treatment of the Revolver Lenders.

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
Subject to the outcome of the Bankruptcy cases, we believe that our cash on hand and cash flow from operating activities will likely be adequate to meet the liquidity requirements of our existing business and maintain the minimum liquidity covenants contemplated under the Amended Plan. For additional discussion, see Part I, Item 1A, “Risk Factors - Risk Factors Related to Our Restructuring” in our Annual Report on Form 10-K for the year ended December 31, 2015.
Capital Expenditures
Cash used for capital expenditures, including capitalized interest, totaled $35 million during the six months ended June 30, 2016 and $126 million during the six months ended June 30, 2015. In connection with our capital expenditure program, we have outstanding commitments relating to ongoing major projects, upgrades and replacements to drilling equipment, and shipyard construction commitments of approximately $595 million and $632 million as of June 30, 2016 and December 31, 2015, respectively. Our purchase commitments consist of obligations outstanding to external vendors primarily related to future capital purchases and include $579 million, of which $192 million is due in 2016 and $387 million is due in 2017, related to the Three High-Spec Jackups Under Construction. In connection with our acquisition of Prospector, we acquired subsidiaries that contracted for the construction of the Three High-Spec Jackups Under Construction by SWS in China. The delivery of these newbuild rigs has been rescheduled to the second quarter of 2017, the fourth quarter of 2016 and the fourth quarter of 2017, respectively. Each newbuild has been built pursuant to a contract between one of these subsidiaries and SWS, without our parent company guarantee or other direct recourse to any of our subsidiaries other than the applicable subsidiary.
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
Future Capital Expenditures
As discussed above, we have made, and expect to continue to make, investments in capital expenditures. Subject to our liquidity limitations, we expect investments in 2016 to be primarily for expenditures to extend the useful life of our rigs. Contingent upon the Bankruptcy Court’s approval of the Amended Plan, the negative covenants under the Revolving Credit Agreement restrict us from obtaining additional capital, which may limit our level of capital expenditures.
Dividends
In February 2015, we announced that we were suspending the declaration and payment of dividends for the foreseeable future in order to preserve liquidity.

The declaration and payment of dividends require authorization of our board of directors, provided that such dividends on issued share capital may be paid only out of Paragon Offshore plc’s “distributable reserves” on its statutory balance sheet. Paragon Offshore plc is not permitted to pay dividends out of share capital, which includes share premiums. We had no distributable reserves as of June 30, 2016 and December 31, 2015. Any determination to declare a dividend, as well as the amount of any dividend that may be declared, will be based on our board of director’s consideration of our financial position, earnings, outlook, capital spending plans, outlook on current and future market conditions and business needs and other factors that our board of directors considers relevant factors at that time. In addition, the amendments to our Revolving Credit Agreement contemplated by our proposed Amended Plan would restrict us from issuing dividends.
OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
For additional information about our commitments and contractual obligations as of December 31, 2015, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Commitments and Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2015. As of June 30, 2016, our debt obligations and interest payments remain subject to the confirmation of the proposed Amended Plan by the Bankruptcy Court.
In April 2016, we agreed with SWS to an extension of the delivery of the Prospector 6, Prospector 7, and Prospector 8 to the second quarter of 2017, the fourth quarter of 2016, and the second quarter of 2017, respectively, which results in capital commitments of $192 million due in 2016 and $387 million due in 2017. See Note 7, “Debt” for our capital lease obligations resulting from the Sale-Leaseback Transaction and minimum rent payments.
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
Our allowance for doubtful accounts was $38 million and $44 million as of June 30, 2016 and December 31, 2015, respectively. We had recoveries of $6 million during the three and six months ended June 30, 2015 compared to $5 million and $14 million of bad debt expense for the three and six months ended June 30, 2015. Bad debt expense and recoveries are reported as a component of “Contract drilling services operating costs and expenses” in our Condensed Consolidated Statements of Operations.

NEW ACCOUNTING PRONOUNCEMENTS
See Part 1, Note 2 -“New Accounting Pronouncements” for our new accounting pronouncements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements”. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding contract backlog, fleet status, our financial position, our ability to implement our proposed Amended Plan, the Bankruptcy cases, business strategy, taxes, timing or results of acquisitions or dispositions, repayment of debt, borrowings under our credit facilities or other instruments, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, indemnity and other contract claims, construction and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, and timing for compliance with any new regulations. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. These factors include those referenced or described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, this Quarterly Report on Form 10-Q and in our other filings with the SEC. Such risks and uncertainties are beyond our control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

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
Interest on borrowings under our Revolving Credit Facility is at an agreed upon applicable margin over adjusted LIBOR, or base rate plus such applicable margin as stated in the agreement. As of June 30, 2016, we had $709 million borrowings outstanding under our Revolving Credit Facility. A 1% change in the interest rate on the floating rate debt would impact our annual earnings and cash flows by approximately $7 million.
Interest on borrowings under our Term Loan Facility is at an agreed upon percentage point spread over adjusted LIBOR (subject to a 1% floor), or base rate as stated in the agreement. As of June 30, 2016, we had $634 million in borrowings outstanding under our Term Loan Facility, net of unamortized discount. Since we are currently subject to the 1% LIBOR floor, our Term Loan Facility effectively bears interest at a fixed interest rate. The fair value of our Term Loan Facility was approximately $162 million as of June 30, 2016. Related interest expense for the three and six months ended June 30, 2016 was approximately $9 million and $15 million, respectively. Holding other variables constant (such as debt levels), a 1% increase in interest rates would increase our annual interest expense by approximately $6 million.
Our Senior Notes bear interest at a fixed interest rate and fair value will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of our Senior Notes was approximately $294 million as of June 30, 2016, compared to the carrying value of $984 million.
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
The majority of our service contracts are denominated in U.S. dollars, but occasionally all or a portion of a contract is payable in local currency. To the extent there is a local currency component in a contract, we attempt to match revenue in the local currency to the operating costs paid in the local currency such as local labor, shore base expenses, and local taxes, if any, in order to minimize foreign currency fluctuation impact. We are exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currencies that are other than the U.S. dollar. To help manage this potential risk, we may periodically enter into derivative instruments to manage our exposure to fluctuations in foreign currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. These contracts are primarily accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the Consolidated Balance Sheet in AOCL. Amounts recorded in AOCL are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of the hedged item is recorded directly to earnings. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives.
Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we may periodically enter into forward contracts, all of which would have a maturity of less than 12 months and would settle monthly in the operations’ respective local currencies. At June 30, 2016, we had no outstanding derivative contracts. Depending on market conditions, we may elect to utilize short-term forward currency contracts in the future.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Randall D. Stilley, President, Chief Executive Officer, and Director of Paragon, and Steven A. Manz, Senior Vice President and Chief Financial Officer of Paragon, with the participation of our management, have evaluated the disclosure controls and procedures of Paragon as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on their evaluation as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information regarding legal proceedings is set forth in Note 1 - “Organization, Basis of Presentation and Current Events” and Note 16, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Item I, Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
As of June 30, 2016, we were involved in a number of lawsuits and matters which have arisen in the ordinary course of business for which we do not expect the liability, if any, to have a material adverse effect on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. We cannot predict with certainty the outcome or effect of pending or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome could materially differ from management’s current estimates.

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
In connection with our acquisition of Prospector, we acquired subsidiaries that contracted for the construction of three newbuild high specification jackup rigs by Shanghai Waigaoqiao Ship Co. Ltd. (“SWS”) in China. At June 30, 2016, we had purchase commitments of $579 million, of which $192 million is due in 2016 and $387 million is due in 2017, on the construction of three high-specification jackup rigs related to the Prospector Acquisition, the Prospector 6, Prospector 7 and Prospector 8, or collectively the “Three High-Spec Jackups Under Construction”. The delivery of these newbuild rigs has been rescheduled to the second quarter of 2017, the fourth quarter of 2016 and the fourth quarter of 2017, respectively.
Each of these rigs is being built pursuant to a contract between a subsidiary of Prospector and the shipyard, without a Paragon parent company guarantee or other direct recourse to any other subsidiary of Paragon other than the applicable subsidiary. In the event we are unable to extend delivery of any of the Three High-Spec Jackups Under Construction, we will lose ownership of the applicable rig, at which time, the associated costs (primarily representing down-payments on these rigs) will be forfeited. These subsidiaries have currently pre-paid to SWS only 1%, 7% and 7%, respectively, of the purchase price for each newbuild pursuant to the contracts with SWS. Upon delivery, these subsidiaries will be required to pay the remaining purchase price in full for the newbuild being delivered, or $195 million, $192 million and $192 million, respectively.
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
If we are unable obtain a contract for the Prospector 1 on or before March 17, 2017, we will create an event of default under both of the Lease Agreements.
On September 12, 2016, the current contract for the Prospector 1 will conclude. Under the Lease Agreement, we have 180 days, or until March 17, 2017, to obtain a new contract for the Prospector 1 unless we are able to obtain a waiver from the Lessors. If we are unsuccessful in obtaining a new contract or a waiver from the Lessors, we will be in default under both the Lease Agreement for the Prospector 1 and the Lease Agreement for the Prospector 5. As a result, all rent amounts outstanding under the Lease Agreements will become immediately due and payable (the “Outstanding Lease Balances”). In addition to the Outstanding Lease Balances, the following will also become due and payable: (i) a fee representing 3% of the Outstanding Lease Balances and (ii) any broken funding costs incurred by the Lessors (together with the Outstanding Lease Balances, the

“Termination Fee”). If we are unable to pay the Termination Fee within three (3) calendar months of becoming due, the Lessors will have the right to sell the Prospector Rigs through a transparent sale process.

ITEM 6.	EXHIBITS
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Paragon Offshore plc, a company registered under the laws of England and Wales

/s/ Randall D. Stilley	August 9, 2016
Randall D. Stilley	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Steven A. Manz	August 9, 2016
Steven A. Manz	Date
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Alejandra Veltmann	August 9, 2016
Alejandra Veltmann	Date
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

Number	Description
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

10.24†	Form of Key Employee Retention Plan Agreement (incorporated by reference to Exhibit 10.1 to Paragon Offshore plc’s Current Report on Form 8-K filed on October 30, 2015).
10.25	Term Sheet Regarding Noble Settlement, dated February 11, 2016 (incorporated by reference to Exhibit 99.2 to Paragon Offshore plc’s Current Report on Form 8-K filed on February 12, 2016).
10.26	Plan Support Agreement, dated February 12, 2016 (incorporated by reference to Exhibit 99.2 to Paragon Offshore plc’s Current Report on Form 8-K filed on February 16, 2016).
10.27	Noble Settlement Agreement, dated April 29, 2016 (incorporated by reference to Exhibit 10.1 to Paragon Offshore plc’s Current Report on Form 8-K filed on May 6, 2016).
10.28†	2016 Paragon Offshore plc Short-Term Incentive Plan
10.29	Amendment to Plan Support Agreement, dated August 5, 2016 (incorporated by reference to Exhibit 10.1 to Paragon Offshore plc’s Current Report on Form 8-K filed on August 8, 2016).
10.30
Term Sheet Regarding Amendment to Noble Settlement Agreement, dated August 5, 2016 (incorporated by reference to Exhibit 10.2 to Paragon Offshore plc’s Current Report on Form 8-K filed on August 8, 2016).

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