Form 10-Q
period 2016-09-30
PARAGON OFFSHORE PLC
filed 2016-11-09
CIK 1594590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________

FORM 10-Q
________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016

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

Number of shares outstanding and trading at October 31, 2016: 87,894,997

PARAGON OFFSHORE plc
FORM 10-Q
For the Quarter Ended September 30, 2016

GLOSSARY OF CERTAIN DEFINED TERMS

Adjusted EBITDA
Net income (loss) before taxes plus interest expense, depreciation and amortization, losses on impairments, foreign currency losses and reorganization items, less gains on the sale of assets, interest income and foreign currency gains.

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
The August 1, 2014 pro rata distribution by Noble to its shareholders of all our issued and outstanding ordinary shares. Noble shareholders received one ordinary share of Paragon for every three shares of Noble owned.

Exchange Act	United States Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

LIBOR	London Interbank Offered Rate

Noble	Noble Corporation plc

OPEC	Organization of Petroleum Exporting Countries

Pemex	Petróleos Mexicanos

Petrobras	Petróleo Brasileiro S.A.

Prospector	Prospector Offshore Drilling S.á.r.l

Revolving Credit Agreement	The Company’s senior secured revolving credit agreement entered into with a group of lenders on June 17, 2014

Revolving Credit Facility	Commitments in the amount of $800 million provided by a group of lenders under the Revolving Credit Agreement

ROCE	Return on capital employed

Sale-Leaseback Transaction	Sale-leaseback agreement with subsidiaries of SinoEnergy Capital Management Ltd. for two high specification jackup units, Prospector 1 and Prospector 5 entered into on July 24, 2015

SEC	United States Securities and Exchange Commission

Senior Notes	The Company’s 6.75% senior notes due in 2022 and 7.25% senior notes due in 2024, collectively

Spin-Off	The Company’s separation from Noble on August 1, 2014

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
PARAGON OFFSHORE plc
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating revenues
Contract drilling services	$116,674	$338,710	$516,182	$1,101,618
Labor contract drilling services	4,517	6,853	16,750	21,224
Reimbursables and other	3,887	23,410	42,201	70,023
	125,078	368,973	575,133	1,192,865
Operating costs and expenses
Contract drilling services	85,109	190,536	289,446	612,610
Labor contract drilling services	4,966	4,792	14,218	16,086
Reimbursables	2,778	19,517	35,870	58,173
Depreciation and amortization	50,270	95,826	181,732	280,574
General and administrative	11,464	12,800	33,459	41,901
Loss on impairments	—	1,150,846	—	1,152,547
(Gain) on sale of assets, net	—	—	—	(12,717)
(Gain) on repurchase of long-term debt	—	—	—	(4,345)
	154,587	1,474,317	554,725	2,144,829
Operating income (loss) before interest, reorganization items and income taxes	(29,509)	(1,105,344)	20,408	(951,964)
Interest expense, net (contractual interest of $36,610 and $103,729 for the three and nine months ended September 30, 2016)	(18,446)	(33,900)	(58,299)	(93,107)
Other, net	2,804	(983)	1,512	1,421
Reorganization items, net	(17,211)	—	(56,602)	—
Loss before income taxes	(62,362)	(1,140,227)	(92,981)	(1,043,650)
Income tax benefit (provision)	(1,256)	55,389	(956)	67,301
Net loss	$(63,618)	$(1,084,838)	$(93,937)	$(976,349)
Net income attributable to non-controlling interest	—	—	—	(31)
Net loss attributable to Paragon	$(63,618)	$(1,084,838)	$(93,937)	$(976,380)

Loss per share
Basic and diluted	$(0.72)	$(12.46)	$(1.08)	$(11.39)

Weighted-average shares outstanding
Basic and diluted	87,876	87,077	87,360	85,703
See accompanying notes to the unaudited condensed consolidated financial statements.

PARAGON OFFSHORE plc
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(63,618)	$(1,084,838)	$(93,937)	$(976,349)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(8,919)	(5,145)	(768)	(6,818)
Adjustments to pension plans	69	190	455	570
Total other comprehensive loss, net	(8,850)	(4,955)	(313)	(6,248)
Total comprehensive loss	$(72,468)	$(1,089,793)	$(94,250)	$(982,597)
See accompanying notes to the unaudited condensed consolidated financial statements.

PARAGON OFFSHORE plc
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$879,963	$773,571
Restricted cash	26,047	3,000
Accounts receivable, net of allowance for doubtful accounts of $34 million and $44 million as of September 30, 2016 and December 31, 2015, respectively	138,121	266,325
Prepaid and other current assets	73,730	110,027
Total current assets	1,117,861	1,152,923
Property and equipment, at cost	2,687,308	2,652,537
Accumulated depreciation	(1,714,751)	(1,541,439)
Property and equipment, net	972,557	1,111,098
Restricted cash	36,249	25,030
Other long-term assets	42,041	73,796
Total assets	$2,168,708	$2,362,847

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$30,659	$40,629
Accounts payable and accrued expenses	69,665	85,374
Accrued payroll and related costs	39,570	48,246
Taxes payable	30,930	34,381
Interest payable	400	34,085
Other current liabilities	32,800	41,174
Total current liabilities	204,024	283,889
Long-term debt	178,500	2,538,444
Deferred income taxes	5,188	9,373
Other liabilities	30,937	37,731
Liabilities subject to compromise	2,343,963	—
Total liabilities	2,762,612	2,869,437
Commitments and contingencies (Note 16)
Equity
Ordinary shares, $0.01 par value, 186,457,393 shares authorized; with 87,894,997 and 86,026,247 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	879	860
Additional paid-in capital	1,436,373	1,429,456
Accumulated deficit	(1,988,829)	(1,894,892)
Accumulated other comprehensive loss	(42,327)	(42,014)
Total shareholders’ deficit	(593,904)	(506,590)
Total liabilities and equity	$2,168,708	$2,362,847
See accompanying notes to the unaudited condensed consolidated financial statements.

PARAGON OFFSHORE plc
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity/ (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2014	84,753	$848	$1,423,153	$(895,249)	$(37,144)	$491,608	$2,641	$494,249
Net income (loss)	—	—	—	(976,380)	—	(976,380)	31	(976,349)
Adjustments to distribution by former parent	—	—	(9,493)	—	—	(9,493)	—	(9,493)
Employee related equity activity:
Amortization of share-based compensation	—	—	12,791	—	—	12,791	—	12,791
Vesting of restricted stock unit awards	1,273	12	(780)	—	—	(768)	—	(768)
Acquisition of Prospector non-controlling interest	—	—	487	—	—	487	(2,672)	(2,185)
Other comprehensive loss, net	—	—	—	—	(6,248)	(6,248)	—	(6,248)
Balance as of September 30, 2015	86,026	$860	$1,426,158	$(1,871,629)	$(43,392)	$(488,003)	$—	$(488,003)

Balance as of December 31, 2015	86,026	$860	$1,429,456	$(1,894,892)	$(42,014)	$(506,590)	$—	$(506,590)
Net loss	—	—	—	(93,937)	—	(93,937)	—	(93,937)
Employee related equity activity:
Amortization of share-based compensation	—	—	7,066	—	—	7,066	—	7,066
Vesting of restricted stock unit awards	1,869	19	(149)	—	—	(130)	—	(130)
Other comprehensive loss, net	—	—	—	—	(313)	(313)	—	(313)
Balance as of September 30, 2016	87,895	$879	$1,436,373	$(1,988,829)	$(42,327)	$(593,904)	$—	$(593,904)
See accompanying notes to the unaudited condensed consolidated financial statements.

PARAGON OFFSHORE plc
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(93,937)	$(976,349)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	181,732	280,574
Loss on impairments	—	1,152,547
Gain on sale of assets	—	(12,717)
Gain on repurchase of long-term debt	—	(4,345)
Deferred income taxes	5,208	(70,149)
Share-based compensation	7,973	12,937
Provision for doubtful accounts	—	26,479
Recoveries of doubtful accounts	(5,878)	—
Other, net	1,255	—
Net change in other assets and liabilities (Note 17)	148,283	(22,226)
Net cash provided by operating activities	244,636	386,751
Cash flows from investing activities
Capital expenditures	(36,201)	(156,753)
Change in accrued capital expenditures	(8,612)	(11,768)
Proceeds from sale of assets	—	29,316
Acquisition of Prospector Offshore Drilling S.A. non-controlling interest	—	(2,185)
Change in restricted cash	(34,266)	(17,297)
Net cash used in investing activities	(79,079)	(158,687)
Cash flows from financing activities
Net Activity – Revolving Credit Facility	—	11,000
Additional Borrowings - Revolving Credit Facility	—	532,000
Net proceeds from Sale-Leaseback Financing	—	291,576
Repayments on Sale-Leaseback Financing	(59,165)	(8,365)
Repayment of Term Loan Facility	—	(4,875)
Repayment of Prospector Senior Credit Facility	—	(265,666)
Repayment of Prospector Bonds	—	(101,000)
Purchase of Senior Notes	—	(6,546)
Net cash used in financing activities	(59,165)	448,124
Net change in cash and cash equivalents	106,392	676,188
Cash and cash equivalents, beginning of period	773,571	56,772
Cash and cash equivalents, end of period	$879,963	$732,960

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
We operate in significant hydrocarbon-producing geographies throughout the world, including the North Sea, the Middle East, India, Brazil, Mexico, West Africa and Southeast Asia. As of September 30, 2016, our contract backlog was $365 million and included contracts with leading national, international and independent oil and gas companies.
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
Basis of Presentation
All financial information presented in this Form 10-Q represents the consolidated results of operations, financial position and cash flows of Paragon. At the Spin-Off, Noble contributed its entire net parent investment in our Predecessor. Concurrent with the Spin-Off and in accordance with the terms of our Separation from Noble, certain assets and liabilities were transferred between us and Noble, which have been recorded as part of the net capital contributed by Noble. During the first quarter of 2015, we recorded an out-of-period adjustment to the opening balance sheet of our Predecessor of approximately $9 million to reflect transfers of fixed assets resulting from the Spin-Off between us and our former parent, as well as revisions in estimates of liabilities associated with the Spin-Off. This adjustment did not affect our Condensed Consolidated Statement of Operations.
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
Unaudited Interim Information
The interim consolidated financial statements of Paragon and its subsidiaries are unaudited. However, they include all adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2016 and the results of its operations and cash flows for the three and nine months ended September 30, 2016 and 2015. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC regarding interim financial reporting.
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
Going Concern
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our development of a plan of reorganization, approval of the plan by the Bankruptcy Court and our creditors, and our ability to successfully implement a plan of reorganization. This represents a material uncertainty related to events and conditions that raises substantial doubt on our ability to continue as a going concern and, therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business.
During the period that we are operating as debtors-in-possession under chapter 11 of the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions in our debt agreements), for amounts other than those reflected in the accompanying consolidated financial statements. Further, any reorganization plan could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
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
On April 6, 2016, the Bankruptcy Court approved the Company’s disclosure statement, which included a revised plan.
On August 5, 2016, we reached an agreement in principle with an ad hoc committee of the holders of our Senior Notes (“Noteholders”) and a steering committee of the lenders under the Revolving Credit Facility (“Revolver Lenders”) for a proposed amendment to the PSA (the “PSA Amendment”), which among other things, provides for an extension of certain milestone dates and contains amendments to the Plan and disclosure statement.
Additionally, on August 5, 2016, the Debtors filed an amended and restated plan of reorganization (the “Amended Plan”) and a supplemental disclosure statement (the “Supplemental Disclosure Statement”) with the Bankruptcy Court. On August 10, 2016, the Company received signatures to the PSA Amendment from 100% of the Revolver Lenders. Together with the signatures already received from the Noteholders of approximately 69% in principal amount of our Senior Notes, the PSA Amendment became effective as of August 5, 2016.
On October 28, 2016, the Bankruptcy Court issued an oral ruling denying confirmation of the Debtors’ Amended Plan. Paragon is currently evaluating its potential courses of action. As a result of the Bankruptcy Court not confirming the Debtors’ Amended Plan on or before October 31, 2016, the Noteholders and the Revolver Lenders each have the right to terminate the PSA upon three business days’ notice.
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
Settlement with Noble Corporation
On February 12, 2016, we entered into a binding term sheet (the “Term Sheet”) with Noble with respect to the “Noble Settlement Agreement” (as described below), which we executed on April 29, 2016. The Noble Settlement Agreement will become effective upon the effective date of the Debtors’ plan of reorganization if such plan is substantially similar to the Debtors’ Plan filed with the PSA. In light of the Bankruptcy Court’s order on October 28, 2016, we intend to discuss this requirement with Noble if the Debtors elect to pursue a plan of reorganization that will not fulfill this condition to the Noble Settlement Agreement. The Noble Settlement Agreement provides that Noble may only unilaterally terminate the Noble Settlement Agreement if: (i) the Debtors’ file a plan of reorganization with the Bankruptcy Court that does not incorporate the terms and conditions of the Noble Settlement Agreement, (ii) the Debtors file a motion before the Bankruptcy Court to terminate their obligations under the Noble Settlement Agreement, or (iii) the release of claims by the Debtors in favor of Noble, as detailed below, is deemed invalid or unenforceable.

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
In addition, on August 5, 2016, we entered into a binding term sheet with respect to an amendment to the Noble Settlement Agreement (the “Noble Settlement Agreement Amendment”). Upon effectiveness of the Noble Settlement Agreement Amendment, certain provisions of the Tax Sharing Agreement will be further amended to permit us, at our option, to defer up to $5 million in amounts owed to Noble under the Tax Sharing Agreement with respect to the Mexican Tax Assessments (the “Deferred Noble Payment Amount”). In consideration for this deferral, we would issue an unsecured promissory note to Noble in the amount of the Deferred Noble Payment Amount (the “Noble Note”) which would be due and payable on the fourth anniversary of the effective date of the Amended Plan. The Noble Note would accrue interest, quarterly, to be paid either: (x) in cash at 12% per annum, or (y) in kind at 15% per annum (in our discretion).
As of September 30, 2016, our estimated Mexican Tax Assessments totaled approximately $172 million, with assessments for 2009 and 2010 yet to be received. Noble will be responsible for all of the ultimate tax liability for Noble legal entities and 50% of the ultimate tax liability for our legal entities relating to the Mexican Tax Assessments.
In consideration for this support, we have agreed to release Noble, fully and unconditionally, from any and all claims in relation to the Spin-Off. Upon the effectiveness of the Noble Settlement Agreement, a material portion of our Mexican Tax Assessments, and any corresponding ultimate tax liability, will be assumed by Noble on the Effective Date in connection with certain amendments to the Tax Sharing Agreement executed between Noble and Paragon for the Spin-Off. Until such time, the current Tax Sharing Agreement remains in effect.

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, which creates ASC Topic 606, Revenue from Contracts with Customers and supersedes the revenue recognition requirements in Topic 605 and industry-specific standards that currently exist under U.S. GAAP. The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that the entity expects to be entitled to in exchange for those goods or services. Based on ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued in August 2015, the amendments in this ASU are effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. The Company is not permitted to adopt this standard earlier than the original effective date for public entities. This ASU can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In March, April and May 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients, respectively. These updates are not intended to change the core principles of ASU No. 2014-09 but instead clarify important aspects of the guidance and improve its operability and implementation on such topics as: principal versus agent considerations in revenue transactions, goods or services that are “separately identifiable” performance obligations, collectability, noncash consideration and presentation of sales taxes. These updates have the same effective date and transition requirements as the new revenue standard. We are evaluating what impact the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures and have not decided upon a method of adoption.
In February 2016, the FASB issued ASU No. 2016-02, which creates ASC Topic 842, Leases. This ASU requires an entity to separate lease components from nonlease components in a contract. The lease components would be accounted for under ASU 2016-02, which requires lessees to recognize a right-of-use asset and a lease liability for capital and operating leases with lease terms greater than twelve months. Lessors must align certain requirements with the updates to lessee accounting standards and potentially derecognize a leased asset and recognize a net investment in the lease. This ASU also requires key qualitative and quantitative disclosures by lessess and lessors to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. We are evaluating the provisions of ASU 2016-02, concurrently with the provisions of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) since nonlease components would be accounted for under ASU 2014-09. This update is effective for financial statements issued for annual reporting periods beginning after December 15, 2018, and interim reporting periods within that reporting period. Early adoption is permitted. A modified retrospective approach is required. We are evaluating what impact the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU includes provisions intended to simplify the accounting for and presentation of share-based payment transactions, including such areas as income tax effects, minimum statutory tax withholding requirements and classification of awards as either equity or liabilities, forfeitures, and the classification on the statement of cash flows. The guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. Transition methods vary for the related amendments. We do not expect that our adoption will have a material impact on our financial condition, results of operations, cash flows or financial disclosures.
In June 2016, the FASB issued ASU No. 2016-13, which creates ASC Topic 326, Financial Instruments - Credit Losses. The new guidance introduces new accounting models for expected credit losses on financial instruments and applies to: (1) loans, accounts receivable, trade receivables and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. The scope of the new guidance is broad and is designed to improve the current accounting models for the impairment of financial assets. The guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period. A modified retrospective approach is required. We are evaluating what impact the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
In August 2016 the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB’s Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU addresses how the following cash transactions are presented: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investments; and (7) beneficial interests in securitization transactions. The ASU also addresses how to present cash receipts and cash payments that have aspects of multiple cash flow classifications. The guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. We do not expect that our adoption will have a material impact on our cash flows or financial disclosure.
In October 2016 the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this ASU eliminate the exception for an intra-entity transfer of an asset other than inventory. The guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been made available for issuance. This ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are considering early adoption of this ASU effective January 1, 2017 and do not expect that our adoption will have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

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
Reorganization Accounting
In connection with filing chapter 11 of the Bankruptcy Code on February 14, 2016, the Company is subject to the requirements of FASB ASC 852, Reorganizations (“ASC 852”). ASC852 is applicable to companies under bankruptcy protection and requires amendments to the presentation of key financial statement line items. ASC 852 generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Bankruptcy cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.
Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization of the business must be reported separately as reorganization items in the consolidated statements of operations for the three and nine months ended September 30, 2016. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization. See Note 9 - “Reorganization Items” for cash paid for reorganization items in the consolidated statements of cash flows.
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
Our allowance for doubtful accounts was $34 million and $44 million as of September 30, 2016 and December 31, 2015, respectively. We had no recoveries for the three months ended September 30, 2016, and $6 million of recoveries for the nine months ended September 30, 2016 compared to bad debt expense of $12 million and $27 million for the three and nine months ended September 30, 2015, respectively. Bad debt expense and recoveries are reported as a component of “Contract drilling services operating costs and expenses” in our Condensed Consolidated Statements of Operations.
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
Debt issuance costs related to line of credit arrangements will continue to be classified in “Other assets” on the Condensed Consolidated Balance Sheets; however, as a result of the filing of the Bankruptcy cases, debt issuance costs related to our Revolving Credit Facility have been classified as liabilities subject to compromise in the Condensed Consolidated Balance Sheet as of September 30, 2016. For our debt securities that are considered to be liabilities subject to compromise, we ceased to amortize deferred debt issuance costs through interest expense. (See Note 8 - “Liabilities Subject to Compromise”).

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
For the three and nine months ended September 30, 2016, we did not recognize an impairment loss in our Condensed Consolidated Statements of Operations. During the third quarter of 2015, we identified indicators of impairment, including the downward movement of crude oil prices, the release of the Paragon DPDS2, the increased probability of lower activity in Brazil and Mexico and the resultant projected declines in dayrates and utilization. As a result of these indicators, we concluded that a triggering event existed, which required us to perform an impairment assessment of our fleet of drilling rigs.
Based on this assessment and other operational analyses, we determined that five floaters, sixteen jackups, certain capital spares and the deposits related to the Three High-Spec Jackups Under Construction were impaired in 2015. In aggregate, we recognized non-cash impairment losses of approximately $1.1 billion during the three and nine months ended September 30, 2015, which is included in “Loss on impairments” in our Condensed Consolidated Statements of Operations.
Goodwill Impairment
As of December 31, 2015 and September 30, 2016, we had no goodwill.
For purposes of evaluating goodwill during the prior period, we have a single reporting unit, which represents our Contract Drilling Services provided by our fleet of mobile offshore drilling units. Given the events impacting the Company during the three months ended September 30, 2015, including the decrease in contractual activities, a sustained decline in the Company’s market capitalization and credit rating downgrades, the Company concluded that there were sufficient indicators to require a goodwill impairment analysis during the third quarter of 2015 in conjunction with our annual goodwill assessment.  In accordance with the applicable accounting guidance, the Company performed a two-step impairment test.
Based on this analysis, the Company determined goodwill was impaired and recognized a non-cash impairment charge of approximately $37 million for the three and nine months ended September 30, 2015, which is included in “Loss on impairments” in our Condensed Consolidated Statements of Operations.
Gain on Sale of Assets
In January 2015, we completed the sale of the Paragon M822 for $24 million to an unrelated third party. In connection with the sale, we recorded a pre-tax gain of approximately $17 million.
In June 2015, we identified drill pipe that we would no longer utilize in our operations. We sold these items for $2 million and recorded a pre-tax loss of approximately $4 million.

NOTE 5—SHARE-BASED COMPENSATION
In conjunction with the Spin-Off, we adopted equity incentive plans for our employees and directors, the Paragon Offshore plc 2014 Employee Omnibus Incentive Plan (the “Employee Plan”) and the Paragon Offshore plc 2014 Director Omnibus Plan (the “Director Plan”). Replacement awards of Paragon time-vested restricted stock units (“TVRSU’s”) and performance-vested restricted stock units (“PVRSU’s”), granted in connection with the Spin-Off, as well as, since the Spin-off, new share-settled and cash-settled awards (“CS-TVRSU’s”) have been granted under the Employee Plan and the Director Plan. No awards were granted during three and nine months ended September 30, 2016.
Shares available for issuance and outstanding restricted stock units under our two equity incentive plans as of September 30, 2016 are as follows (excluding the impact of cash-settled awards):

(In shares)	Employee Plan	Director Plan
Shares available for future awards or grants	4,745,363	434,048
Outstanding unvested restricted stock units	3,887,027	—
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

A summary of restricted stock activity for the nine months ended September 30, 2016 is as follows:

	TVRSU’s Outstanding	TVRSU Weighted Average Grant-Date Fair Value	CS-TVRSU’s Outstanding	Share Price (1)	PVRSU’s Outstanding (2)	PVRSU Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2015	5,824,857	$5.34	2,647,565		849,484	$5.31
Awarded	—	—	—		—	—
Vested	(2,481,499)	5.13	(858,459)		—	—
Forfeited	(235,543)	5.70	(407,449)		(70,272)	11.00
Outstanding as of September 30, 2016	3,107,815		1,381,657	$0.62	779,212

(1)	The share price represents the closing price of our shares on September 30, 2016 at which our CS-TVRSU’s are measured.

(2)
Includes 191,474 PVRSU’s outstanding as of September 30, 2016 for which vesting depends on the degree of achievement of a company-based performance criteria, the Company’s ROCE. The share amount of these PVRSU’s equals the units that would vest if the “maximum” level of performance is achieved based on ROCE. The minimum number of units is zero and the “target” level of performance is 50% of the maximum. During the nine months ended September 30, 2016, 70,272 PVRSU’s were forfeited as a result of the Company not achieving the thresholds for vesting based on annualized ROCE performance over the term of the awards. For the remaining 587,738 PVRSU’s outstanding, the share amount equals the units that would vest if the “target” level of performance is achieved based on the Company’s achievement of a market-based objective, the Company’s total shareholder return (“TSR”). The minimum number of units is zero and the “maximum” level of performance is 200% of the target amount.

Equity and liability-based award amortization recognized during the three and nine months ended September 30, 2016 totaled $2 million and $8 million, respectively. Equity and liability-based award amortization recognized during the three and nine months ended September 30, 2015 totaled $3 million and $13 million, respectively. As of September 30, 2016, we had $8 million of total unrecognized compensation cost related to our TVRSU’s. The Company expects to recognize this cost over a remaining weighted-average period of 1.1 years. As of September 30, 2016, we had $0.6 million of total unrecognized compensation cost related to our CS-TVRSU’s. The Company expects to recognize this cost over a remaining weighted-average period of 1.4 years.
As of September 30, 2016, we had $0.3 million of total unrecognized compensation cost related to our PVRSU’s. The Company expects to recognize this cost over a remaining weighted-average period of 1 year. The total potential compensation for the 191,474 PVRSU’s based on ROCE is recognized over the service period based on an estimate of the likelihood that our ROCE will achieve the targeted threshold. We currently estimate a 100% forfeiture rate related to these PVRSU’s. The total potential compensation for the 587,738 PVRSU’s based on TSR is recognized over the service period regardless of whether the TSR performance thresholds are ultimately achieved since vesting is based on market conditions.

NOTE 6—LOSS PER SHARE
Our outstanding share-based payment awards currently consist solely of restricted stock units. These unvested restricted stock units, which contain non-forfeitable rights to dividends, are deemed to be participating securities and are included in the computation of earnings per share pursuant to the “two-class” method. The “two-class” method allocates undistributed earnings between ordinary shares and participating securities; however, in a period of net loss, losses are not allocated to our participating securities. No earnings were allocated to unvested share-based payment awards in our earnings per share calculation for the three and nine months ended September 30, 2016 and 2015 due to our net loss in each respective period.
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

Upon our development of a plan of reorganization, any issuance of ordinary shares to our creditors could dilute current equity interests.
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Allocation of loss - basic and diluted
Net loss	$(63,618)	$(1,084,838)	$(93,937)	$(976,380)
Earnings allocated to unvested share-based payment awards	—	—	—	—
Net loss attributable to ordinary shareholders - basic and diluted	$(63,618)	$(1,084,838)	$(93,937)	$(976,380)

Weighted average shares outstanding
Basic and diluted	87,876	87,077	87,360	85,703
Weighted average unvested share-based payment awards	3,929	6,947	4,731	6,023

Loss per share
Basic and diluted	$(0.72)	$(12.46)	$(1.08)	$(11.39)

NOTE 7—DEBT
A summary of long-term debt as of September 30, 2016 and December 31, 2015 is as follows:

	September 30,	December 31,
(In thousands)	2016	2015
Revolving Credit Facility (1)	$—	$708,500
Term Loan Facility, bearing interest of 5.25% and 3.75% as of September 30, 2016 and December 31, 2015, respectively(1)	—	641,875
Senior Notes due 2022, bearing fixed interest at 6.75% per annum(1)	—	456,572
Senior Notes due 2024, bearing fixed interest at 7.25% per annum(1)	—	527,010
Sale-Leaseback Transaction	209,926	268,688
Unamortized debt issuance costs	(767)	(23,572)
Total debt	209,159	2,579,073
Less: Current maturities of long-term debt	(30,659)	(40,629)
Long-term debt	$178,500	$2,538,444
(1) See Note 8 - “Liabilities Subject to Compromise” for each of the respective September 30, 2016 balances identified above.
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

As of September 30, 2016, we had $709 million in borrowings outstanding at a weighted-average interest rate of 3.03%, and an aggregate amount of $87 million of letters of credit issued under the Revolving Credit Facility. The balance of our Revolving Credit Facility and unamortized deferred debt issuance costs are classified as liabilities subject to compromise (See Note 8 - “Liabilities Subject to Compromise”). We continue to pay interest on the Revolving Credit Facility in the ordinary course of business based on Bankruptcy Court approval. Accordingly, interest payable on the Revolving Credit Facility is not classified as a liability subject to compromise.
On July 18, 2014, we issued $1.08 billion of Senior Notes and also borrowed $650 million under the Term Loan Facility. The Term Loan Facility is secured by substantially all of our rigs. The proceeds from the Term Loan Facility and the Senior Notes were used to repay $1.7 billion of intercompany indebtedness to Noble incurred as partial consideration for the Separation.
The Senior Notes consisted of $500 million of 6.75% senior notes and $580 million of 7.25% senior notes, which mature on July 15, 2022 and August 15, 2024, respectively. The Senior Notes were issued without an original issue discount. Contractual interest on the 6.75% senior notes is payable semi-annually, in January and July. Contractual interest on the 7.25% senior notes is payable semi-annually, in February and August. The $1 billion balance of our Senior Notes, accrued pre-petition interest, and unamortized deferred debt issuance costs are classified as liabilities subject to compromise (See Note 8 - “Liabilities Subject to Compromise”). As interest on the Company’s unsecured Senior Notes subsequent to February 14, 2016 was not expected to be an allowed claim, the Company ceased accruing interest on its Senior Notes on this date. Results for the three and nine months ended September 30, 2016 would have included contractual interest expense of $18 million and $44 million, respectively. These costs would have been incurred had the unsecured Senior Notes not been classified as subject to compromise.
Borrowings under the Term Loan Facility bear interest at an adjusted LIBOR rate plus 2.75%, subject to a minimum LIBOR rate of 1% or a base rate plus 1.75%, at our option. We are required to make quarterly principal payments of $1.6 million plus interest and may prepay all or a portion of the Term Loan Facility at any time. The Term Loan Facility matures in July 2021. The loans under the Term Loan Facility were issued with 0.50% original issue discount. As a result of the oral ruling which denied confirmation of the Debtors’ Amended Plan including the reinstatement of the Term Loan Facility, our Term Loan Facility may be affected by a plan of reorganization. Consequently, as of September 30, 2016, the net balance of our Term Loan Facility, unamortized deferred debt issuance costs and unamortized discount was classified as liabilities subject to compromise (See Note 8 - “Liabilities Subject to Compromise”). Paragon continues to make interest payments on its Term Loan Facility in the ordinary course of business, based on Bankruptcy Court approval. Accordingly, interest payable on the Term Loan Facility is not classified as liabilities subject to compromise in the Condensed Consolidated Balance Sheet as of September 30, 2016.
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
Sale-Leaseback Transaction
On July 24, 2015, we executed a combined $300 million Sale-Leaseback Transaction with subsidiaries of SinoEnergy (collectively, the “Lessors”) for our two high specification jackup units, Prospector 1 and Prospector 5 (collectively, the “Prospector Rigs”). We sold the Prospector Rigs to the Lessors and immediately leased the Prospector Rigs from the Lessors for a period of five years pursuant to a lease agreement for each Prospector Rig (collectively, the “Lease Agreements”). Net of fees and expenses and certain lease prepayments, we received net proceeds of approximately $292 million, including amounts used to fund certain required reserve accounts. The Prospector 5 is currently operating under drilling contracts with Total S.A. until November 2017. The Prospector 1 ended its contract with Total S.A. in mid-September 2016.
On April 5, 2016, the Company obtained a forbearance from the Lessors of the event of default relating to the filing of the chapter 11 cases under the Lease Agreements. The forbearance will become a permanent waiver of this event of default upon the occurrence of certain conditions, including that the effective date of the Plan occurs by the outside date set forth in the PSA. We have extended this forbearance so that the forbearance will continue until November 30, 2016, subject to certain conditions, including that the PSA is not terminated before such date. In light of the Bankruptcy Court’s oral order on October 28, 2016, we are discussing modifications to the conditions of the waiver with the Lessor if the Debtors elect to pursue an alternative plan of reorganization. If we do not receive this waiver, we intend to file petitions for relief under chapter 11 of the Bankruptcy Code for the parties to the Lease Agreements and certain of their affiliates.
While it has been determined that the Lessors are variable interest entities (“VIEs”), we are not the primary beneficiary of the VIEs for accounting purposes since we do not have the power to direct the operation of the VIEs and we do not have the obligation to absorb losses nor the right to receive benefits that could potentially be significant to the VIEs. As a result, we do not consolidate the Lessors in our consolidated financial statements. We have accounted for the Sale-Leaseback Transaction as a capital lease.
The following table includes our minimum annual rental payments using weighted-average effective interest rates of 5.2% for the Prospector 1 and 7.5% for the Prospector 5.

(In millions)	2016	2017	2018	2019	2020	Thereafter	Total
Minimum annual rental payments	$12	$41	$33	$31	$133	$—	$250
We made rental payments, including interest, of approximately $24 million and $71 million during the three and nine months ended September 30, 2016. We made rental payments, including interest, of approximately $13 million during the three and nine months ended September 30, 2015. This includes pre-payments or Excess Cash Amounts (as defined below) of $4 million and $11 million for the Prospector 1 for the three and nine months ended September 30, 2016, respectively, and $7 million and $21 million for the Prospector 5 for the three and nine months ended September 30, 2016, respectively.
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
In addition, we are required to maintain a cash reserve of $11.5 million for each Prospector Rig throughout the term of the Lease Agreements. During the term of the current drilling contract for each Prospector Rig, we are also required to pay to the Lessors any excess cash amounts earned under such contract, after payment of bareboat charter fees and operating expenses for such Prospector Rig and maintenance of any mandatory reserve cash amounts (the “Excess Cash Amounts”). These excess cash payments represent prepayment for the remaining rental payments under the applicable Lease Agreement (the “Cash Sweep”). As of September 30, 2016 and December 31, 2015, we had short-term restricted cash balances of $8 million and $3 million, respectively, and long-term restricted cash balances $27 million and $25 million, respectively, related to the Lease Agreements in “Restricted cash” on our Condensed Consolidated Balance Sheet. Following the conclusion of the current drilling contract for each Rig, the Cash Sweep will be reduced, requiring us to make prepayments to the Lessors of up to 25% of the Excess Cash Amounts.

NOTE 8—LIABILITIES SUBJECT TO COMPROMISE
As a result of the filing of the Bankruptcy cases on February 14, 2016, we have classified pre-petition liabilities that may be affected by a plan of reorganization as liabilities subject to compromise in our interim consolidated financial statements. Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. If there is uncertainty about whether a secured claim is under-secured, or will be impaired under a plan of reorganization, the entire amount of the claim is included in liabilities subject to compromise. The amounts currently classified as liabilities subject to compromise represent Paragon’s current estimate of claims expected to be allowed under a plan of reorganization. We will continue to evaluate these liabilities during the pendency of the Bankruptcy cases and they may be subject to future adjustments depending on the Bankruptcy Court actions, further development with respect to disputed claims, or other events. Such adjustments may be material.
The Revolving Credit Facility, Senior Notes, and Term Loan Facility may be affected by a plan of reorganization which is subject to confirmation by the Bankruptcy Court. As such, the outstanding balances of these debt instruments and related accrued pre-petition interest (for the Senior Notes only), unamortized debt issuance costs and unamortized discount (for Term Loan Facility only) have been classified as liabilities subject to compromise in the Condensed Consolidated Balance Sheet as of September 30, 2016.
Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims is generally not permitted, the Bankruptcy Court approved the Debtors’ “first day” motions allowing, among other things, the payment of obligations related to human capital, supplier relations, customer relations, business operations, tax matters, cash management, utilities, case management and retention of professionals. As a result of this approval, the Company continues to pay certain pre-petition claims in designated categories and subject to certain terms and conditions in the ordinary course of business, and we have not classified these liabilities as subject to compromise in the Condensed Consolidated Balance Sheet as of September 30, 2016. This is designed to preserve the value of the Company’s businesses and assets. With respect to pre-petition claims, the Company has notified all known claimants of the deadline to file a proof of claim with the Court.
The Company has been paying and intends to continue to pay undisputed post-petition claims in the ordinary course of business.
The following table reflects pre-petition liabilities that are subject to compromise included in our Condensed Consolidated Balance Sheets as of September 30, 2016. See Note 7 - “Debt” for a specific discussion on the debt instruments and related balances subject to compromise:

September 30,
(In thousands)	2016
Revolving Credit Facility	$708,500
Term Loan Facility	641,875
Senior Notes due 2022, bearing fixed interest at 6.75% per annum	456,572
Senior Notes due 2024, bearing fixed interest at 7.25% per annum	527,010
Interest payable on Senior Notes	37,168
Debt issuance costs on Revolving Credit Facility	(5,891)
Discount and debt issuance costs on Term Loan Facility	(7,259)
Debt issuance costs on Senior Notes	(14,012)
Liabilities subject to compromise	$2,343,963

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In thousands)	2016	2016
Professional fees	$14,249	$46,747
Other	2,962	9,855
Total Reorganization items, net	$17,211	$56,602
Included in Reorganization items, net for the nine months ended September 30, 2016, is approximately $31 million of cash paid for professional fees, $18 million of accrued expenses and $8 million of non-cash amortization associated with the reorganization.

NOTE 10—CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION
The financial statements below represent the condensed combined financial statements of the Debtors. Effective January 1, 2016, the Non-Filing entities are accounted for as non-consolidated subsidiaries in these financial statements and, as such, their net earnings are included as “Equity in earnings of Non-Filing entities, net of tax” in the Debtors’ Condensed Combined Statement of Operations and their net assets are included as “Investment in Non-Filing entities” in the Debtors’ Condensed Combined Balance Sheet.
Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions among the Debtors and the Non-Filing entities have not been eliminated in the Debtors’ financial statements.
DEBTORS’ CONDENSED COMBINED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Operating revenues
Contract drilling services	$85,594	$417,259
Reimbursables and other	8,009	38,866
	93,603	456,125
Operating costs and expenses
Contract drilling services	82,802	270,407
Reimbursables	1,387	25,987
Depreciation and amortization	44,445	164,247
General and administrative	11,110	29,783
	139,744	490,424
Operating loss before interest, reorganization items and income taxes	(46,141)	(34,299)
Interest expense, net (contractual interest of $33,011 and $95,782 for the three and nine months ended September 30, 2016)	(14,429)	(50,771)
Other, net	2,408	1,325
Reorganization items, net	(15,046)	(49,253)
Loss before income taxes	(73,208)	(132,998)
Income tax provision	(1,912)	(2,372)
Net loss	(75,120)	(135,370)
Equity in earnings of Non-Filing entities, net of tax	11,502	41,433
Net loss attributable to Paragon Offshore plc	$(63,618)	$(93,937)

DEBTORS’ CONDENSED COMBINED BALANCE SHEET
(Unaudited)
(In thousands)

September 30,
2016
ASSETS
Current assets
Cash and cash equivalents	$566,998
Accounts receivable, net of allowance for doubtful accounts of $33 million	114,222
Accounts receivable from Non-Filing entities	486,932
Prepaid and other current assets	35,343
Total current assets	1,203,495
Investment in Non-Filing entities	1,086,836
Notes receivable from Non-Filing entities	57,238
Property and equipment, at cost	2,154,078
Accumulated depreciation	(1,677,888)
Property and equipment, net	476,190
Other assets	40,987
Total assets	$2,864,746

LIABILITIES AND EQUITY
Current liabilities
Current maturities of debt due to Non-Filing entities	$3,606
Accounts payable	40,965
Accounts payable due to Non-Filing entities	778,456
Accrued payroll and related costs	26,200
Taxes payable	13,135
Interest payable	2,058
Other current liabilities	25,600
Total current liabilities	890,020
Long-term debt due to Non-Filing entities	5,640
Deferred income taxes	1,350
Other liabilities	26,406
Liabilities subject to compromise	2,343,963
Total liabilities	3,267,379
Equity
Total deficit	(402,633)
Total liabilities and equity	$2,864,746

DEBTORS’ CONDENSED COMBINED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

Nine Months Ended
September 30, 2016

Net cash provided by operating activities	$148,301

Capital expenditures	(30,817)
Change in accrued capital expenditures	(8,149)
Change in restricted cash	(9,254)
Net cash used in investing activities	(48,220)

Net cash used in financing activities	—

Net change in cash and cash equivalents	100,081
Cash and cash equivalents, beginning of period	466,917
Cash and cash equivalents, end of period	$566,998

NOTE 11 —INCOME TAXES
We operate through various subsidiaries in numerous countries throughout the world. Consequently, income taxes have been based on the laws and rates in effect in the countries in which operations are conducted and in which we and our subsidiaries or our Predecessor and its subsidiaries were incorporated or otherwise considered to have a taxable presence. The change in the effective tax rate from period to period is primarily attributable to changes in the profitability or loss mix of our operations in various jurisdictions. As our operations continually change among numerous jurisdictions, and methods of taxation in these jurisdictions vary greatly, there is little direct correlation between the income tax provision or benefit and income or loss before taxes.
The income tax provision was $1 million for both the three and nine months ended September 30, 2016. The income tax benefit for the three and nine months ended September 30, 2015 was $55 million and $67 million, respectively.
At September 30, 2016, the liabilities related to our unrecognized tax benefits, including estimated accrued interest and penalties, totaled $19 million, and if recognized, would reduce our income tax provision by $19 million. At December 31, 2015, the liabilities related to our unrecognized tax benefits totaled $19 million. It is reasonably possible that our existing liabilities related to our unrecognized tax benefits may increase or decrease in the next twelve months primarily due to the progression of open audits or the expiration of statutes of limitation. However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.

NOTE 12—EMPLOYEE BENEFIT PLANS
Defined Benefit Plans
We sponsor two non-U.S. noncontributory defined benefit pension plans, the Paragon Offshore Enterprise Ltd and the Paragon Offshore Nederland B.V. pension plans, which cover certain Europe-based salaried, non-union employees.
For the three and nine months ended September 30, 2016 pension benefit expense related to our defined benefit pension plans, based on actuary estimates, are presented in the table below.

Pension cost includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Service cost	$1,163	$1,361	$3,452	$4,097
Interest cost	575	493	1,706	1,484
Expected return on plan assets	(460)	(449)	(1,366)	(1,352)
Amortization of prior service cost	(5)	(5)	(14)	(15)
Amortization of net actuarial loss	193	195	573	579
Net pension expense	$1,466	$1,595	$4,351	$4,793
During the three and nine months ended September 30, 2016, we contributed approximately $6 million to our pension plans.
Other Benefit Plans
We sponsor a 401(k) defined contribution plan and a profit sharing plan, which cover our employees who are not otherwise enrolled in the above defined benefit plans. Other post-retirement benefit expense related to these other benefit plans included in the accompanying Condensed Consolidated Statements of Operations was $0.7 million and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively.

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
Cash Flow Hedges
We have not entered into any hedging activity during 2016. Depending on market conditions and availability of counterparties, we may elect to utilize short-term forward currency contracts in the future.
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
The estimated fair value of our Senior Notes due July 15, 2022, excluding debt issuance costs of $6 million for September 30, 2016 and December 31, 2015, respectively, and our Senior Notes due August 15, 2024, excluding debt issuance costs of $8 million for September 30, 2016 and December 31, 2015, respectively, are as follows:

	Subject to Compromise		Not Subject to Compromise
	September 30, 2016		December 31, 2015
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.75% Senior Notes due July 15, 2022	$456,572	$128,982	$456,572	$65,062
7.25% Senior Notes due August 15, 2024	527,010	149,473	527,010	75,099
Total senior unsecured notes	$983,582	$278,455	$983,582	$140,161
The estimated fair value of our Term Loan Facility, bearing interest at 5.25%, excluding unamortized discount and debt issuance costs of $7 million and $8 million for September 30, 2016 and December 31, 2015, respectively, is as follows:

	Subject to Compromise		Not Subject to Compromise
	September 30, 2016		December 31, 2015
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Term Loan Facility	$641,875	$152,044	$641,875	$235,889
The carrying amount of our variable-rate debt, the Revolving Credit Facility, which is subject to compromise as of September 30, 2016, approximates fair value as such debt bears short-term, market-based interest rates. We have classified this instrument as Level 2 as valuation inputs used for purposes of determining our fair value disclosure are readily available published LIBOR rates.

NOTE 15—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the changes in the accumulated balances for each component of “Accumulated other comprehensive loss” (“AOCL”) for the nine months ended September 30, 2016 and 2015. All amounts within the tables are shown net of tax.

(In thousands)	Defined Benefit Pension Items (1)	Foreign Currency Items	Total
Balance as of December 31, 2014	$(22,911)	$(14,233)	$(37,144)
Activity during period:
Other comprehensive loss before reclassification	—	(6,818)	(6,818)
Amounts reclassified from AOCL	570	—	570
Net other comprehensive income (loss)	570	(6,818)	(6,248)
Balance as of September 30, 2015	$(22,341)	$(21,051)	$(43,392)

Balance as of December 31, 2015	$(20,351)	$(21,663)	$(42,014)
Activity during period:
Other comprehensive income before reclassification	—	(768)	(768)
Amounts reclassified from AOCL	455	—	455
Net other comprehensive income	455	(768)	(313)
Balance as of September 30, 2016	$(19,896)	$(22,431)	$(42,327)

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

NOTE 16—COMMITMENTS AND CONTINGENCIES
Purchase Commitments
In connection with our capital expenditure program, we have outstanding commitments, including shipyard and purchase commitments of approximately $592 million as of September 30, 2016. Our shipyard and purchase commitments consist of obligations outstanding to external vendors primarily related to future capital purchases and the construction of three high-specification jackup rigs, the Prospector 6, Prospector 7 and Prospector 8 (collectively, the “Three High-Spec Jackups Under Construction”) by Shanghai Waigaoqiao Ship Co. Ltd. (“SWS”) in China. Our outstanding shipyard commitments include $579 million, of which $192 million is due in 2016 for the Prospector 7 and $387 million is due in 2017 for the Prospector 6 and the Prospector 8. In April 2016, we agreed with SWS to an extension of the delivery of the Prospector 6, Prospector 7 and Prospector 8 to the second quarter of 2017, the fourth quarter of 2016 and the fourth quarter of 2017, respectively. We are currently in discussions with SWS to further extend each of these delivery dates and have agreed in principle regarding these extensions, but such extensions remain subject to documentation. Each newbuild has been built pursuant to a contract between one of these subsidiaries and SWS, without our parent company guarantee or other direct recourse to any of our subsidiaries other than the applicable subsidiary. The Prospector subsidiaries are not included in the Bankruptcy cases.
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
Tax Contingencies
We operate in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. As of September 30, 2016, we have received tax audit claims of approximately $351 million, of which $90 million is subject to indemnity by Noble, primarily in Mexico and Brazil, attributable to our income, customs and other business taxes. In addition, as of September 30, 2016, approximately $31 million of tax audit claims in Mexico assessed against Noble are subject to indemnity by us as a result of the Spin-Off. We have contested, or intend to contest, these claims, including through litigation if necessary. Tax authorities may issue additional claims or pursue legal actions as a result of tax audits, and we cannot predict or provide assurance as to the ultimate outcome of such claims and legal actions. In some cases, we will be required to post cash deposit as collateral while we defend these claims. We could be required to post such collateral in the near future, and such amounts could be substantial and could have a material adverse effect on our liquidity, financial condition, results of operations and cash flows. As of September 30, 2016, we have no surety bonds or letters of credit associated with tax audit claims outstanding.
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

In addition, a tax law was enacted in Brazil, effective January 1, 2015, that under certain circumstances would impose a 15% to 25% withholding tax on charter hire payments made to a non-Brazilian related party exceeding certain thresholds of total contract value. Although we believe that our operations are not subject to this law, the tax is being withheld at the source by our customer and we have recorded $8 million withholding tax expense since inception of the law. Discussions with our customer over the applicability of this legislation are ongoing.
Settlement with Noble Corporation
On February 12, 2016, as part of the PSA, we entered into the Term Sheet with Noble with respect to the Noble Settlement Agreement, which we executed on April 29, 2016. The Noble Settlement Agreement will become effective upon the effective date of the Debtors’ plan of reorganization if such plan is substantially similar to the Debtors’ Plan filed with the PSA. In light of the Bankruptcy Court’s recent order on October 28, 2016, we intend to discuss this requirement with Noble if the Debtors elect to pursue a plan of reorganization that will not fulfill this condition to the Noble Settlement Agreement. The Noble Settlement Agreement provides that Noble may only unilaterally terminate the Noble Settlement Agreement if: (i) the Debtors’ file a plan of reorganization with the Bankruptcy Court that does not incorporate the terms and conditions of the Noble Settlement Agreement, (ii) the Debtors file a motion before the Bankruptcy Court to terminate their obligations under the Noble Settlement Agreement, or (iii) the release of claims by the Debtors in favor of Noble, as detailed below, is deemed invalid or unenforceable.
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
In addition, on August 5, 2016, we entered into a binding term sheet with respect to an amendment to the Noble Settlement Agreement (the “Noble Settlement Agreement Amendment”). Upon effectiveness of the Noble Settlement Agreement Amendment, certain provisions of the Tax Sharing Agreement will be further amended to permit us, at our option, to defer up to $5 million in amounts owed to Noble under the Tax Sharing Agreement with respect to the Mexican Tax Assessments (the “Deferred Noble Payment Amount”). In consideration for this deferral, we would issue an unsecured promissory note to Noble in the amount of the Deferred Noble Payment Amount (the “Noble Note”) which would be due and payable on the fourth anniversary of the effective date of the Amended Plan. The Noble Note would accrue interest, quarterly, to be paid either: (x) in cash at 12% per annum, or (y) in kind at 15% per annum (in our discretion).
As of September 30, 2016, our estimated Mexican Tax Assessments totaled approximately $172 million, which is included in the tax assessment amounts disclosed above, with assessments for 2009 and 2010 yet to be received.  Noble will be responsible for all of the ultimate tax liability for Noble legal entities and 50% of the ultimate tax liability for our legal entities relating to the Mexican Tax Assessments.
In consideration for this support, we have agreed to release Noble, fully and unconditionally, from any and all claims in relation to the Spin-Off. Upon the effectiveness of the Noble Settlement Agreement, a material portion of our Mexican Tax Assessments, and any corresponding ultimate tax liability, will be assumed by Noble on the Effective Date in connection with certain amendments to the Tax Share Agreement executed between Noble and Paragon for the Spin-Off. Until such time, the current Tax Sharing Agreement remains in effect.
Other Contingencies
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
We are currently party to several commercial disputes with a former customer relating to services we performed under our contracts with them.  We believe we have a reasonable possibility of prevailing in these disputes and have not included these amounts in our provision for contingencies.  In the event that we are unsuccessful in resolving these disputes, our ultimate liability could be up to $15 million.

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
Other
As of September 30, 2016, we had letters of credit of $87 million and performance bonds totaling $115 million supported by surety bonds outstanding and backed by $75 million in letters of credit and $27 million held in restricted cash. Certain of our subsidiaries issued guarantees to the temporary import status of rigs or equipment imported into certain countries in which we operated. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
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
Pursuant to these agreements with Noble, our Condensed Consolidated Balance Sheets include the following balances due from and to Noble as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
(In thousands)	2016	2015
Accounts receivable	$13,960	$22,695
Other current assets	1,930	3,032
Other assets	7,039	6,686
Due from Noble	$22,929	$32,413

Accounts payable	$82	$211
Other current liabilities	2,403	6,067
Other liabilities	3,268	3,268
Due to Noble	$5,753	$9,546
These receivables and payables primarily relate to rights and obligations under the Tax Sharing Agreement and the Transition Services Agreement (Brazil).

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
Transition Services Agreement
We entered into a Transition Services Agreement with Noble-Cayman pursuant to which Noble-Cayman provides, on a transitional basis, certain administrative and other assistance, generally consistent with the services that Noble provided to us before the Separation, and we provide certain transition services to Noble and its subsidiaries. The charges for the transition services are generally intended to allow the party providing the services to fully recover the costs directly associated with providing the services, plus all out-of-pocket costs and expenses, generally without profit. The charges for each of the transition services generally are based on either a pre-determined flat fee or an allocation of the costs incurred, including certain fees and expenses of third-party service providers. We concluded providing services to Noble, and Noble concluded providing services to us, in the third quarter of 2016.
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

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Nine Months Ended
	September 30,
(In thousands)	2016	2015
Accounts receivable	$134,082	$177,765
Other current assets	29,602	(1,711)
Other assets	8,254	(11,687)
Accounts payable and accrued payroll	(33,694)	(25,003)
Other current liabilities	(9,295)	(104,701)
Other liabilities	(6,748)	(56,889)
Prepaid and accrued reorganization items	26,082	—
Net change in other assets and liabilities	$148,283	$(22,226)

Supplemental information for non-cash activities:
Assets related to Sale-Leaseback	$—	$465,043
Adjustments to distribution by former parent	—	9,493
Reclassification of Liabilities subject to compromise	2,343,963	—
We received income tax refunds, net of payments, of approximately $10 million and made income tax payments of approximately $66 million during the nine months ended September 30, 2016 and 2015, respectively.

NOTE 18—SEGMENT AND RELATED INFORMATION
At September 30, 2016, our contract drilling operations were reported as a single reportable segment, Contract Drilling Services, which reflects how our business is managed, and the fact that all of our drilling fleet is dependent upon the worldwide oil industry. The mobile offshore drilling units that comprise our offshore rig fleet operated in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consisted leading national, international and independent oil and gas companies throughout the world. Our Contract Drilling Services segment conducts contract drilling operations in the North Sea, the Middle East, India, Brazil, Mexico, West Africa and Southeast Asia.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. Unless the context requires otherwise, or we specifically indicate otherwise, when used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Paragon,” the “Company,” “we,” “us” or “our” refer to Paragon Offshore plc together with its subsidiaries.
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

Market Outlook
Brent crude oil prices are a key factor in determining our customers’ current activity levels, as well as a critical input customers use to set future budgets and define drilling programs. The closing price of $49.06 per barrel on September 30, 2016 was little changed from the closing price of $49.68 per barrel at the end of the second quarter 2016. Nevertheless, Brent prices experienced considerable volatility during the third quarter 2016, falling to a low of $41.51 per barrel in early August before rebounding on news at the end of September that OPEC had agreed to the framework of an agreement that would limit production by member countries. In October, President Vladimir Putin announced that Russia was “ready to join” in a freeze or cut to “preserve stability in the global energy markets.” Details of the agreement are set to be resolved at the November 2016 OPEC meeting. Through September 30, 2016, Brent prices have risen nearly 32% this year compared to the closing price of $37.28 per barrel on December 31, 2015.
Fixture activity in the third quarter of 2016 for both jackups and floaters increased as compared to the second quarter of 2016. According to industry data, there were 46 new jackup contract announcements or fixtures during the third quarter of 2016 compared to 29 new fixtures during the second quarter of 2016. Both totals exclude instances where companies agreed to renegotiate dayrates which numbered zero and three in the third and second quarters of 2016, respectively. Activity remains lower than in third quarter of 2015, when 64 new fixtures were reported. In the floater segment, there were 21 new fixtures and 2 renegotiations during the third quarter of 2016 compared to 14 new fixtures and 3 renegotiations during the second quarter of 2016. For the first time in 2016, new contracting activity for floaters was higher year-on-year when compared with third quarter 2015, which saw 15 new fixtures and 2 renegotiations.
Excluding a $275,000 per day fixture for a high specification jackup in the Norwegian sector of the North Sea, a region not comparable to the rest of global market due to the special technical requirements of jackups which operate in those waters, average dayrates for jackup fixtures were $77,000 per day, down approximately 13% in the third quarter 2016 as compared to the second quarter 2016, when dayrates averaged $88,000 per day. Compared to $113,000 per day, the average dayrate of new jackup fixtures in the third quarter of 2015, dayrates in third quarter of 2016 were 32% lower. During the third quarter of 2016, dayrates for new floater fixtures rose 11% quarter-over-quarter, averaging approximately $264,000 per day compared to $237,000 per day in the second quarter of 2016. However, new floater fixture dayrates in the third quarter 2016 were 5% lower than the average in third quarter 2015 of $277,000 per day. The dayrate data is based on information provided by third party sources and excludes fixtures for which no dayrate has been publicly reported.
Petrobras has contested the term of each of our drilling contracts for the Paragon DPDS2 and the Paragon DPDS3 in connection with the length of prior shipyard projects relating to these rigs and released the Paragon DPDS2 effective September 29, 2015. Under our interpretation of the contract, the Paragon DPDS3 was scheduled to work until August 2017. However, in accordance with Petrobras’ interpretation of the contract, the Paragon DPDS3 was released in August 2016. Both rigs are currently stacked in a shipyard in Puerto Rico and Paragon is winding down its operational presence in Brazil. Backlog related to this dispute is not included in our reported backlog as of September 30, 2016. Paragon will vigorously pursue all legal remedies available to us under these contracts.
As of October 19, 2016, there were 107 jackup drilling rigs under construction according to third party data sources. These rigs are currently scheduled for delivery between 2016 through as late as 2020. Certain drilling contractors with jackups under construction, including Paragon, have reported that they have reached agreements with the shipyards where their rigs are under construction to delay the delivery of their rigs as a result of the challenging market environment. This combination of new supply and lower activity levels has negatively impacted the contracting environment, and has intensified price competition. If this persists, we could be required to increase our capital investment to keep our jackup rigs competitive or to stack or scrap rigs that are no longer marketable in the current environment.
In addition, there are reported to be 63 floating rigs under construction or on order according to third party data sources with deliveries between 2016 and 2020. Break even oil prices for projects requiring the use of floating assets is significantly higher than for projects requiring jackup rigs. Also, a greater portion of the industry’s exploration work is done in deepwater as compared with shallow water and exploration budgets are often reduced or eliminated in periods of low commodity prices. We believe these factors will continue to put pressure on the dayrates and utilization for floating assets for the next several years. We also believe that older floating assets will be at a disadvantage in securing new work because new floating rigs offer greater technical capabilities and efficiencies, which is generally not the case in the jackup segment.
In summary, while we see some cause for optimism based on the increase in the fixture activity for both floaters and jackups in the third quarter 2016, we remain cautious in our near-term outlook. Despite recent improvements in oil prices, we believe dayrates and utilization for both floaters and jackups could remain low for some period of time and we continue to adjust our cost structure to accommodate this reality. We anticipate that over the next several months, the industry will see few tenders for new drilling activity and that the available tenders will be highly competitive, potentially driving dayrates even lower. As evidenced by several floating asset contract cancellations during the third quarter of 2016, we expect that offshore contract drillers will continue to be involved in negotiations on existing contracts to reduce dayrates and/or contract term. Additional contract cancellations remain possible. Prolonged periods of low utilization and lower dayrates could also result in the recognition of additional impairment charges on certain of our drilling rigs. However, we believe that reduced drilling activity is resulting in lower global oil supply. The combination of generally forecasted increasing global demand for hydrocarbons and natural decline, combined with a production freeze or cut by OPEC members and affiliated countries, will eventually drive oil prices higher and will cause oil and gas companies to resume drilling activity. Despite current conditions, we continue to have confidence in the longer-term fundamentals for the industry.

Chapter 11 Filing
On February 14, 2016, the Debtors filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court (“the Bankruptcy cases”). On August 5, 2016, the Debtors filed a disclosure statement supplement and Amended Plan with the Bankruptcy Court. On October 28, 2016, the Bankruptcy Court issued an oral ruling denying confirmation of the Debtors’ Amended Plan. Paragon is currently evaluating its potential courses of action.
Since the filing date, the Debtors have operated their business as “debtors-in-possession”. Under the Bankruptcy cases, the Debtor’s trade creditors and vendors are being paid in full in the ordinary course of business and all of the Company’s contracts have remained in effect in accordance with their terms preserving the rights of all parties.
For additional discussion of the Bankruptcy cases and its effects, See Part 1, Note 1 -“Organization, Current Events and Basis of Presentation” contained in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors - Risk Factors Related to Our Restructuring” in our Annual Report on Form 10-K for the year ended December 31, 2015..

Acquisition of Prospector Offshore Drilling
On November 17, 2014, we initiated the acquisition of the outstanding shares of Prospector, an offshore drilling company organized in Luxembourg and traded on the Oslo Axess, from certain shareholders and in open market purchases. On February 23, 2015, we acquired all remaining issued and outstanding shares of Prospector.
The Prospector Acquisition expanded and enhanced our global fleet by adding two high specification jackups (the Prospector 1 and Prospector 5) contracted to Total S.A. for use in the U.K. sector of the North Sea. Additionally, three subsidiaries of Prospector contracted for the construction of three high-specification jackup rigs, the Prospector 6, Prospector 7 and Prospector 8 (collectively, the “Three High-Spec Jackups Under Construction”) by Shanghai Waigaoqiao Ship Co. Ltd. (“SWS”) in China. In April 2016, we agreed with SWS to an extension of the delivery of the Prospector 6, Prospector 7 and Prospector 8 to the second quarter of 2017, the fourth quarter of 2016 and the fourth quarter of 2017, respectively. We are currently in discussions with SWS to further extend each of these delivery dates and have agreed in principle regarding these extensions, but such extensions remain subject to documentation. Each newbuild has been built pursuant to a contract between one of these subsidiaries and SWS, without our parent company guarantee or other direct recourse to any of our subsidiaries other than the applicable subsidiary. The Prospector subsidiaries were not included in the Bankruptcy cases.
On July 24, 2015, we executed a combined $300 million Sale-Leaseback Transaction with subsidiaries of SinoEnergy (collectively, the “Lessors”) for our two high specification jackup units, Prospector 1 and Prospector 5 (collectively, the “Prospector Rigs”). We sold the Prospector Rigs to the Lessors and immediately leased the Prospector Rigs from the Lessors for a period of five years pursuant to a lease agreement for each Prospector Rig (collectively, the “Lease Agreements”). Net of fees and expenses and certain lease prepayments, we received net proceeds of approximately $292 million, including amounts used to fund certain required reserve accounts. The Prospector 5 is currently operating under drilling contracts with Total S.A. until November 2017. The Prospector 1 ended its contract with Total S.A. in mid-September 2016. Under the terms of the Lease Agreements, we must obtain a new drilling contract for each rig within 180 days of the prior drilling contract expiring. See Part II, Item 1A, “Risk Factors - If we are unable to obtain a contract for the Prospector 1 on or before March 17, 2017, we will create an event of default under both of the Lease Agreements.”

Contract Drilling Services Backlog
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table includes, as of September 30, 2016, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

	For the Years Ending December 31,
(Dollars in millions)	Total	2016	2017	2018	2019
Floaters (1)	$2	$2	$—	$—	$—
Jackups	363	71	238	52	2
Total	$365	$73	$238	$52	$2
Percent of available days committed (2)		23%	18%	6%	—%

(1)
Our backlog of commitments for contract drilling for our floaters as of September 30, 2016 excludes approximately $143 million of backlog for the Paragon DPDS3 related to our contract with Petrobras. Petrobras has contested the term of our drilling contract for the Paragon DPDS3 in connection with the length of prior shipyard projects relating to the rig.

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

Our contract drilling services backlog typically reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to realize. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. As of September 30, 2016, our contract drilling services backlog did not include any letters of intent.
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

RESULTS OF OPERATIONS
For the Three Months Ended September 30, 2016 and 2015
Net loss for the three months ended September 30, 2016 was $64 million, or a loss of $0.72 per diluted share, on operating revenues of $125 million, compared to a net loss for three months ended September 30, 2015 of $1,085 million, or a loss of$12.46 per diluted share, on operating revenues of $369 million.
Average Rig Utilization, Operating Days and Average Dayrates
Operating results for our contract drilling services segment are dependent on two primary metrics: rig utilization and dayrates. The following table includes the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended September 30, 2016 (the “Current Quarter”) and for the three months ended September 30, 2015 (the “Comparable Quarter”):

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	September 30,		September 30,		Change	September 30,		Change
	2016	2015	2016	2015	%	2016	2015	%

Jackups	32%	60%	1,001	1,891	(47)%	$98,824	$116,071	(15)%
Floaters	13%	83%	74	459	(84)%	241,379	259,844	(7)%
Total	29%	64%	1,075	2,350	(54)%	$108,574	$144,158	(25)%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold-stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet.

(2)	Information reflects the number of days that our rigs were operating under contract.

Operating Results
The following table sets forth our operating results for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2016	2015	$	%

Operating revenues
Contract drilling services	$116,674	$338,710	$(222,036)	(66)%
Labor contract drilling services	4,517	6,853	(2,336)	(34)%
Reimbursables and other	3,887	23,410	(19,523)	(83)%
	125,078	368,973	(243,895)	(66)%
Operating costs and expenses
Contract drilling services	$85,109	$190,536	$(105,427)	(55)%
Labor contract drilling services	4,966	4,792	174	4%
Reimbursables	2,778	19,517	(16,739)	(86)%
Depreciation and amortization	50,270	95,826	(45,556)	(48)%
General and administrative	11,464	12,800	(1,336)	(10)%
Loss on impairments	—	1,150,846	(1,150,846)	**
	154,587	1,474,317	(1,319,730)	(90)%
Operating loss	$(29,509)	$(1,105,344)	$1,075,835	(97)%
** Not a meaningful percentage
Contract Drilling Services Operating Revenues—Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter resulted from a 54% decrease in operating days which negatively impacted revenues by $203 million. This was coupled with a 25% decrease in average dayrates, which resulted in a $19 million decrease in revenues from the Comparable Quarter.
The decrease in contract drilling services revenues was attributable to both our floaters and jackups, which experienced decreases of $102 million and $120 million, respectively, in the Current Quarter as compared to the Comparable Quarter.
The decrease in floater revenues of $102 million in the Current Quarter was driven by an 84% decrease in operating days and a 7% decrease in average dayrates, which resulted in a $100 million decrease and a $2 million decrease in revenues, respectively, from the Comparable Quarter.
The decrease in operating days for our floaters was primarily attributable to Paragon MDS1, Paragon MSS2 and Paragon DPDS2, which were uncontracted for all of the Current Quarter but experienced full utilization in India and Brazil, in the Comparable Quarter. Paragon MSS1 and Paragon DPDS3 also experienced a decrease in operating days in the North Sea and Brazil, respectively, in the Current Quarter as compared to the Comparable Quarter. We experienced an overall decrease in dayrates across our floater fleet.
The $120 million decrease in jackup revenues in the Current Quarter was driven by a 47% decrease in operating days which resulted in a $103 million decrease in revenues from the Comparable Quarter. This was coupled with a 15% decrease in average dayrates, which resulted in a $17 million decrease in revenues from the Comparable Quarter.
The decrease in jackup operating days was primarily related to Paragon M825 and Paragon L782 in West Africa, Paragon B391 and Paragon C463 in the North Sea, Paragon M842 in Mexico and Paragon L1115 in the Middle East, which were uncontracted for all of the Current Quarter but experienced full utilization during the Comparable Quarter. The remaining decrease in operating days is due to Paragon M826 and Paragon L783 in West Africa, Paragon C20052, Paragon HZ1, Paragon C462 and Prospector 1 in the North Sea, Paragon L784 in the Middle East and Paragon M824 and Paragon M841 in Mexico which were uncontracted for a portion of the Current Quarter but were contracted for all or a greater portion of the Comparable Quarter. The decrease in operating days was partially offset by 92 additional operating days in the Current Quarter attributable to Noble Ed Holt operating in India in the Current Quarter.

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
Labor Contract Drilling Services Operating Revenues and Costs and Expenses — The decline in revenues associated with our Canadian labor contract drilling services was primarily related to the termination of labor contract with Hibernia Management and Development Ltd. in June 2016. Expenses associated with our labor contract drilling services remained relatively constant.
Reimbursables Operating Revenues and Costs and Expenses — We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Margin on our reimbursables increased in the Current Quarter primarily related to a greater portion of our reimbursables attributable to catering services. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
Depreciation and Amortization — The $46 million decrease in depreciation and amortization in the Current Quarter was primarily attributable to lower depreciation on assets subject to the impairment charges taken in the third and fourth quarters of 2015.
General and Administrative — General and administrative expenses decreased $1 million in the Current Quarter as compared to the Comparable Quarter primarily due to cost reduction initiatives implemented across the Company.
Loss on Impairment - In the Comparable Quarter, as a result of the identification of certain indicators of impairment, we performed an impairment assessment of our rig fleet and resultantly recorded an impairment loss of $1.1 billion on five floaters, sixteen jackups and deposits related to the Three High-Spec Jackups Under Construction. In addition, we determined goodwill was impaired and recorded an impairment loss of $37 million during the Comparable Quarter.
Other Expenses
Income tax provision — Our income tax provision increased $57 million in the Current Quarter compared to the Comparable Quarter, primarily related to the underlying changes in the profitability/loss associated with our operations in various jurisdictions and certain discrete tax items.
Reorganization items, net — The Company uses “Reorganization items, net” to reflect the net revenues, expenses, gains and losses that are the direct result of the reorganization of the business. Reorganization items of $17 million primarily relate to professional fees for legal and financial advisors incurred in connection with preparation and handling of the Bankruptcy cases. (See Note 9, “Reorganization Items” for additional detail).

For the Nine Months Ended September 30, 2016 and 2015
Net loss for the nine months ended September 30, 2016 was $94 million, or a loss of $1.08 per diluted share, on operating revenues of $575 million, compared to a net loss for nine months ended September 30, 2015 of $976 million, or a loss of $11.39 per diluted share, on operating revenues of $1.2 billion.
Average Rig Utilization, Operating Days and Average Dayrates
Operating results for our contract drilling services segment are dependent on two primary metrics: rig utilization and dayrates. The following table includes the average rig utilization, operating days and average dayrates for our rig fleet for the nine months ended September 30, 2016 (the “Current Period”) and for the nine months ended September 30, 2015 (the “Comparable Period”):

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Nine Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		September 30,		Change	September 30,		Change
	2016	2015	2016	2015	%	2016	2015	%

Jackups	39%	65%	3,618	6,054	(40)%	$109,133	$122,327	(11)%
Floaters	25%	83%	416	1,364	(70)%	291,598	264,665	10%
Total	37%	68%	4,034	7,418	(46)%	$127,948	$148,499	(14)%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold-stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet.

(2)	Information reflects the number of days that our rigs were operating under contract.

Operating Results
The following table sets forth our operating results for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2016	2015	$	%

Operating revenues
Contract drilling services	$516,182	$1,101,618	$(585,436)	(53)%
Labor contract drilling services	16,750	21,224	(4,474)	(21)%
Reimbursables and other	42,201	70,023	(27,822)	(40)%
	575,133	1,192,865	(617,732)	(52)%
Operating costs and expenses
Contract drilling services	$289,446	$612,610	$(323,164)	(53)%
Labor contract drilling services	14,218	16,086	(1,868)	(12)%
Reimbursables	35,870	58,173	(22,303)	(38)%
Depreciation and amortization	181,732	280,574	(98,842)	(35)%
General and administrative	33,459	41,901	(8,442)	(20)%
Loss on impairments	—	1,152,547	(1,152,547)	**
Gain on sale of assets, net	—	(12,717)	12,717	**
Gain on repurchase of long-term debt	—	(4,345)	4,345	**
	554,725	2,144,829	(1,590,104)	(74)%
Operating income (loss)	$20,408	$(951,964)	$972,372	(102)%
** Not a meaningful percentage
Contract Drilling Services Operating Revenues—Changes in contract drilling services revenues for the Current Period as compared to the Comparable Period were driven by a 46% decrease in operating days which negatively impacted revenues by $549 million. This was coupled with a 14% decrease in average dayrates which decreased revenues by $37 million.
The decrease in contract drilling services revenues was attributable to both our floaters and jackups, which experienced decreases of $240 million and $346 million, respectively, in the Current Period as compared to the Comparable Period.
The decrease in floater revenues of $240 million in the Current Period was driven by a 70% decrease in operating days partially offset by a 10% increase in average dayrates which resulted in a $251 million decrease and a $11 million increase in revenues, respectively, from the Comparable Period.
The decrease in operating days for our floaters was primarily attributable to Paragon MDS1 and Paragon DPDS2, which were uncontracted for all of the Current Period but experienced full utilization in India and Brazil, respectively, in the Comparable Period. Paragon MSS1, Paragon MSS2 and Paragon DPDS3 also experienced a decrease in operating days in the North Sea, Brazil and Brazil, respectively, in the Current Period as compared to the Comparable Period. The overall increase in average dayrates in the Current Period resulted from additional revenue earned for unused shipyard days upon contract completion of Paragon MSS2 in the second quarter of 2016.
The $346 million decrease in jackup revenues in the Current Period was driven by a 40% decrease in jackup operating days which resulted in a $298 million decrease in revenues. This was coupled with a 11% decrease in average dayrates which resulted in decreased revenues of $48 million from the Comparable Period.

The decrease in jackup operating days was primarily related to Paragon L782 in West Africa and Paragon L1115 in the Middle East, which were uncontracted for all of the Current Period but experienced full utilization during the Comparable Period. The decrease in operating days is also related to the rigs operating in Mexico, Paragon M841, Paragon M824, Paragon B301, Paragon L1113, Paragon L781, Paragon M842, and Paragon M821 which were uncontracted for a portion of the Current Period but were contracted for all or a greater portion of the Comparable Period. The remaining decrease in operating days is due to Paragon L785 operating in Southeast Asia, Paragon M825 and Paragon L783 operating in West Africa, Dhabi II operating in the Middle East, and Paragon C462, Paragon C463, Paragon C20051, Paragon HZ1, Paragon B391, Paragon C20052 and Prospector 1 operating in the North Sea which were uncontracted for a portion of the Current Period but were contracted for all or a greater portion of the Comparable Period. The decrease in operating days was partially offset by 321 additional operating days in the Current Period attributable to Paragon L784, Paragon M1161 and Paragon L786 operating in the Middle East and 169 additional operating days in the Current Period attributable to Noble Ed Holt operating in India.
The decrease in jackup average dayrates during the Current Period was due to an overall decrease in dayrates across our fleet. The decrease in average dayrates was offset by the realization of higher dayrates on contracts for Paragon M842 operating in Mexico, Paragon M826 in West Africa and Prospector 5 operating in the North Sea.
Contract Drilling Services Operating Costs and Expenses — Contract drilling services operating costs and expenses decreased $323 million in the Current Period as compared to the Comparable Period was due to reduced operating days across our fleet as well as cost reduction initiatives implemented across our operations.
Labor Contract Drilling Services Operating Revenues and Costs and Expenses — The decline in revenues and expenses associated with our Canadian labor contract drilling services was primarily related to the termination of labor contract with Hibernia Management and Development Ltd. in June 2016.
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
Depreciation and Amortization — The $99 million decrease in depreciation and amortization in the Current Period was primarily attributable to lower depreciation on assets subject to the impairment charges taken in the third and fourth quarters of 2015.
General and Administrative — General and administrative expenses decreased $8 million in the Current Period as compared to the Comparable Period primarily due to cost reduction initiatives implemented across the Company.
Loss on Impairment - In the Comparable Period, as a result of the identification of certain indicators of impairment, we performed an impairment assessment of our rig fleet and resultantly recorded an impairment loss of $1.1 billion on five floaters, sixteen jackups and deposits related to the Three High-Spec Jackups Under Construction. In addition, we determined goodwill was impaired and recorded an impairment loss of $37 million during the Comparable Period.
Gain on sale of assets — Gain on sale of assets during the Comparable Period was attributable to the sale of the Paragon M822 to an unrelated third party during the first quarter of 2015 partially offset by a loss on the sale of drill pipe during the second quarter of 2015.
Gain on repurchase of long-term debt — In the Comparable Period, we repurchased and canceled an aggregate principal amount of $11 million of our senior notes at an aggregate cost of $7 million including accrued interest. As a result of the repurchases, we recognized a total gain on debt retirement, net of the write-off of issuance costs, of approximately $4 million in the Comparable Period.

Other Expenses
Income tax provision — Our income tax provision increased $68 million in the Current Period compared to the Comparable Period, primarily related to the underlying changes in the profitability/loss associated with our operations in various jurisdictions and certain discrete tax items.
Reorganization items, net — The Company uses “Reorganization items, net” to reflect the net revenues, expenses, gains and losses that are the direct result of the reorganization of the business. Reorganization items of $57 million in the Current Period primarily relate to professional fees for legal and financial advisors incurred in connection with preparation and handling of the Bankruptcy cases. During the nine months ended September 30, 2016, the Company paid cash of approximately $31 million for reorganization items. (See Note 9, “Reorganization Items” for additional detail).

Non-GAAP Performance Measure: Adjusted EBITDA

Item 10(e) of Regulation S-K, Regulation G, General Rules Regarding Disclosure of Non-GAAP Financial Measures and other SEC regulations define and prescribe the conditions for use of certain Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures. We use the Non-GAAP measure Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before taxes plus interest expense, depreciation and amortization, losses on impairments, foreign currency losses and reorganization items, less gains on the sale of assets, interest income and foreign currency gains. Adjusted EBITDA, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by or used in operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP. However, we believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure: (1) is used by investors in our industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors; (2) helps investors and creditors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of certain non-recurring transactions, our capital structure and asset base from its operating structure; and (3) is used by our management as a basis for strategic planning and forecasting. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies.
The reconciliation from net loss to Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Net loss	$(63,618)	$(1,084,838)	$(93,937)	$(976,380)
Adjustments:
Depreciation and amortization	50,270	95,826	181,732	280,574
Loss on impairments	—	1,150,846	—	1,152,547
(Gain) on sale of assets, net	—	—	—	(12,717)
(Gain) on repurchase of long-term debt	—	—	—	(4,345)
Interest expense, net	18,446	33,900	58,299	93,107
Other, net	(2,804)	983	(1,512)	(1,421)
Reorganization items, net	17,211	—	56,602	—
Income tax (benefit) provision	1,256	(55,389)	956	(67,301)
Adjusted EBITDA	$20,761	$141,328	$202,140	$464,064

LIQUIDITY AND CAPITAL RESOURCES
Going Concern
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our development of a plan of reorganization, approval of the plan by the Bankruptcy Court and our creditors, and our ability to successfully implement a plan of reorganization. This represents a material uncertainty related to events and conditions that raises substantial doubt on our ability to continue as a going concern and, therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business.
During the period that we are operating as debtors-in-possession under chapter 11 of the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions in our debt agreements), for amounts other than those reflected in the accompanying consolidated financial statements. Further, any reorganization plan could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
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
As of September 30, 2016, we had available liquidity in cash and cash equivalents of $880 million.
The table below includes a summary of our cash flow information for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
(In thousands)	2016	2015
Cash flows provided by (used in):
Operating activities	$244,636	$386,751
Investing activities	(79,079)	(158,687)
Financing activities	(59,165)	448,124
Changes in cash flows from operating activities for the nine months ended September 30, 2016 are driven by the overall decrease in our business activity (see discussion of changes in net loss in “Results of Operations” above). Changes in cash flows used in investing activities are dependent upon our level of capital expenditures, which varies based on the timing of projects. Cash used for capital expenditures totaled $45 million during the nine months ended September 30, 2016, as compared to $169 million during the same period of 2015. During the nine months ended September 30, 2016, our net cash from investing activities was impacted by an increase in restricted cash related to cash collateral for an outstanding performance bond and reserve requirements on the Sale-Leaseback Transaction. Changes in cash flows used in financing activities for the nine months ended September 30, 2016 are due to reduction of debt payment activity during the bankruptcy proceedings, except for repayments on our Sale-Leaseback Transaction.
Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;

•	committed capital expenditures;

•	discretionary capital expenditures, including various capital upgrades; and

•	service of outstanding indebtedness, including mandatory pre-payments.
We currently expect to fund these cash flow needs with cash generated by our operations, available cash balances, or asset sales as allowed under our credit agreements.
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
On April 6, 2016, the Bankruptcy Court approved the Company’s disclosure statement, which included a revised plan.
On August 5, 2016, we reached an agreement in principle with an ad hoc committee of the holders of our Senior Notes (“Noteholders”) and a steering committee of the lenders under the Revolving Credit Facility (“Revolver Lenders”) for a proposed amendment to the PSA (the “PSA Amendment”), which among other things, provides for an extension of certain milestone dates and contains amendments to the Plan and disclosure statement.
Additionally, on August 5, 2016, the Debtors filed an amended and restated plan of reorganization (the “Amended Plan”) and a supplemental disclosure statement (the “Supplemental Disclosure Statement”) with the Bankruptcy Court. On August 10, 2016, the Company received signatures to the PSA amendment from 100% of the Revolver Lenders. Together with the signatures already received from the Noteholders of approximately 69% in principal amount of our Senior Notes, the PSA Amendment became effective as of August 5, 2016.
On October 28, 2016, the Bankruptcy Court issued an oral ruling denying confirmation of the Debtors’ Amended Plan. Paragon is currently evaluating its potential courses of action. As a result of the Bankruptcy Court not confirming the Debtors’ Amended Plan on or before October 31, 2016, the Noteholders and the Revolver Lenders each have the right to terminate the PSA upon three business days’ notice.
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
Capital Expenditures
Cash used for capital expenditures, including capitalized interest, totaled $45 million during the nine months ended September 30, 2016 and $169 million during the nine months ended September 30, 2015. In connection with our capital expenditure program, we have outstanding commitments, including shipyard and purchases commitments of approximately $592 million and $632 million as of September 30, 2016 and December 31, 2015, respectively. Our shipyard and purchase commitments consist of obligations outstanding to external vendors primarily related to future capital purchases and the construction of the Three High-Spec Jackups Under Construction by SWS in China. Our outstanding shipyard commitments include $579 million, of which $192 million is due in 2016 for the Prospector 7 and $387 million is due in 2017 for the Prospector 6 and the Prospector 8. In April 2016, we agreed with SWS to an extension of the delivery of the Prospector 6, Prospector 7 and Prospector 8 to the second quarter of 2017, the fourth quarter of 2016 and the fourth quarter of 2017, respectively. We are currently in discussions with SWS to further extend each of these delivery dates and have agreed in principle regarding these extensions, but such extensions remain subject to documentation. Each newbuild has been built pursuant to a contract between one of these subsidiaries and SWS, without our parent company guarantee or other direct recourse to any of our subsidiaries other than the applicable subsidiary.
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
Future Capital Expenditures
As discussed above, we have made, and expect to continue to make, investments in capital expenditures. Subject to our liquidity limitations, we expect remaining investments in 2016 to be primarily for expenditures to extend the useful life of our rigs.
Dividends
In February 2015, we announced that we were suspending the declaration and payment of dividends for the foreseeable future in order to preserve liquidity.
The declaration and payment of dividends require authorization of our board of directors, provided that such dividends on issued share capital may be paid only out of Paragon Offshore plc’s “distributable reserves” on its statutory balance sheet. Paragon Offshore plc is not permitted to pay dividends out of share capital, which includes share premiums. We had no distributable reserves as of September 30, 2016 and December 31, 2015. Any determination to declare a dividend, as well as the amount of any dividend that may be declared, will be based on our board of directors’ consideration of our financial position, earnings, outlook, capital spending plans, outlook on current and future market conditions and business needs and other factors that our board of directors considers relevant factors at that time.
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
In April 2016, we agreed with SWS to an extension of the delivery of the Prospector 6, Prospector 7, and Prospector 8 to the second quarter of 2017, the fourth quarter of 2016 and the second quarter of 2017, respectively. Our outstanding capital commitments of $579 million, of which $192 million is due in 2016 for the Prospector 7 and $387 million is due in 2017 for the Prospector 6 and Prospector 8. We are currently in discussions with SWS to further extend each of these delivery dates and have agreed in principle regarding these extensions, but such extensions remain subject to documentation. See Note 7, “Debt” for our capital lease obligations resulting from the Sale-Leaseback Transaction and minimum rent payments.
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
Reorganization Accounting
In connection with filing chapter 11 of the Bankruptcy Code on February 14, 2016, the Company is subject to the requirements of FASB ASC 852, Reorganizations (“ASC 852”). ASC 852 is applicable to companies under bankruptcy protection and requires amendments to the presentation of key financial statement line items. ASC 852 generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Bankruptcy cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.
Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization of the business must be reported separately as reorganization items in the consolidated statements of operations for the three and nine months ended September 30, 2016. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization. See Note 9 - “Reorganization Items” for cash paid for reorganization items in the consolidated statements of cash flows.
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
Our allowance for doubtful accounts was $34 million and $44 million as of September 30, 2016 and December 31, 2015, respectively. We had no recoveries for the three months ended September 30, 2016, and $6 million of recoveries for the nine months ended September 30, 2016 compared to bad debt expense of $12 million and $27 million for the three and nine months ended September 30, 2015, respectively. Bad debt expense and recoveries are reported as a component of “Contract drilling services operating costs and expenses” in our Condensed Consolidated Statements of Operations.

NEW ACCOUNTING PRONOUNCEMENTS
See Part 1, Note 2 -“New Accounting Pronouncements” for our new accounting pronouncements.

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements”. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding contract backlog, fleet status, our financial position, our ability to implement a plan of reorganization, the Bankruptcy cases, business strategy, taxes, timing or results of acquisitions or dispositions, repayment of debt, borrowings under our credit facilities or other instruments, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, indemnity and other contract claims, construction and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, and timing for compliance with any new regulations. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. These factors include those referenced or described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, this Quarterly Report on Form 10-Q and in our other filings with the SEC. Such risks and uncertainties are beyond our control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for loss from a change in the value of a financial instrument as a result of fluctuations in interest rates or currency exchange rates, as further described below.
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under our Revolving Credit Facility and Term Loan Facility. While the balance of our Revolving Credit Facility and unamortized deferred debt issuance costs are classified as liabilities subject to compromise, we continue to pay interest on the Revolving Credit Facility in the ordinary course of business based on Bankruptcy Court approval. Paragon also continues to make interest payments on its Term Loan Facility in the ordinary course of business.
Interest on borrowings under our Revolving Credit Facility is at an agreed upon applicable margin over adjusted LIBOR, or base rate plus such applicable margin as stated in the agreement. As of September 30, 2016, we had $709 million borrowings outstanding under our Revolving Credit Facility. A 1% change in the interest rate on the floating rate debt would impact our annual earnings and cash flows by approximately $7 million.
Interest on borrowings under our Term Loan Facility is at an agreed upon percentage point spread over adjusted LIBOR (subject to a 1% floor), or base rate as stated in the agreement. As of September 30, 2016, we had $635 million in borrowings outstanding under our Term Loan Facility, net of unamortized discount. Since we are currently subject to the 1% LIBOR floor, our Term Loan Facility effectively bears interest at a fixed interest rate. The fair value of our Term Loan Facility was approximately $152 million as of September 30, 2016. Related interest expense for the three and nine months ended September 30, 2016 was approximately $9 million and $24 million, respectively. Holding other variables constant (such as debt levels), a 1% increase in interest rates would increase our annual interest expense by approximately $6 million.
Our Senior Notes bear interest at a fixed interest rate and fair value will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of our Senior Notes was approximately $278 million as of September 30, 2016, compared to the carrying value of $984 million.
Foreign Currency Risk
Although we are a U.K. company, we define foreign currency as any non-U.S. denominated currency. Our functional currency is primarily the U.S. dollar. However, outside the United States, a portion of our expenses are incurred in local currencies, including Brazilian real, euro, and pound sterling. Therefore, when the U.S. dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in U.S. dollars will increase (decrease).
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
Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we may periodically enter into forward contracts, all of which would have a maturity of less than 12 months and would settle monthly in the operations’ respective local currencies. At September 30, 2016, we had no outstanding derivative contracts. Depending on market conditions, we may elect to utilize short-term forward currency contracts in the future.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Randall D. Stilley, President, Chief Executive Officer, and Director of Paragon, and Steven A. Manz, Senior Vice President and Chief Financial Officer of Paragon, with the participation of our management, have evaluated the disclosure controls and procedures of Paragon as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on their evaluation as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information regarding legal proceedings is set forth in Note 1 - “Organization, Basis of Presentation and Current Events” and Note 16, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Item I, Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
As of September 30, 2016, we were involved in a number of lawsuits and matters which have arisen in the ordinary course of business for which we do not expect the liability, if any, to have a material adverse effect on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. We cannot predict with certainty the outcome or effect of pending or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome could materially differ from management’s current estimates.
On August 23, 2016, we received notice from the Brazilian Institute of Environment and Renewable Natural Resources (“IBAMA”) regarding an infraction that occurred on a Noble vessel operated by our subsidiary prior to the Spin Off. The infraction related to an incident onboard the Noble Dave Beard in May 2011 regarding the discharge of oil into the sea and the subsequent communication to IBAMA regarding such discharge. We filed an administrative defense to the infraction on September 12, 2016. As the incident related to a Noble vessel prior to the Spin Off, we intend to seek indemnification from Noble with respect to any fines assessed by IBAMA regarding this incident pursuant to the Brazil TSA.

ITEM 1A.	RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors previously disclosed in our our Annual Report on Form 10-K for the year ended December 31, 2015. For additional information about our risk factors see the risks described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2015.
Risks relating to the Bankruptcy Court’s denial of confirmation of the Amended Plan
As a result of the Bankruptcy Court’s denial of confirmation of the Amended Plan, there is a risk as to our ability to develop an alternative plan of reorganization, obtain requisite creditor approval of such alternative plan and obtain confirmation of such alternative plan by the Bankruptcy Court.  If we are unable to do so, we may have to liquidate the Company.  Additionally, if we are unable to confirm an alternative plan that is substantially similar to the Amended Plan, the Noble Settlement will not become effective unless Noble consents to modify or waive such conditions.
Trading in our securities during the pendency of our bankruptcy proceedings is extremely speculative and poses substantial risks. Since the Bankruptcy Court denied the confirmation of our Amended Plan, there is a possibility that under a new plan of reorganization, all of our existing common shares could be cancelled without consideration, and therefore no longer tradeable, and holders of such common shares would not be entitled to receive any distributions, interest or other property for their common shares.

Trading in securities of an issuer during pendency of bankruptcy proceedings is extremely speculative and there is significant risk that investors will lose their entire investment. We have not developed an alternative plan of reorganization after the Bankruptcy Court denied confirmation of our Amended Plan. An alternative plan of reorganization may include the cancellation of all of our existing common shares without consideration. The holders of our common shares would not be entitled to receive any distributions, interest or other property, rendering such common shares worthless. We cannot estimate how much time would pass before we can file an alternative plan of reorganization. We cannot estimate how such an alternative plan could affect the Company and its security holders. As a result, there is substantial risk that holders of our existing common shares would recover nothing for their investment. We caution and urge existing and future investors to carefully consider these and other risks with respect to investments in our common shares and other securities or claims.

The February 14, 2016 filing for bankruptcy by Paragon Offshore plc constituted an event of default under our Lease Agreements for the Prospector 1 and Prospector 5.

The commencement of proceedings under chapter 11 of the Bankruptcy Code by Paragon Offshore plc constituted an event of default under the Lease Agreements for the Prospector 1 and the Prospector 5. If the Lessors do not continue to forbear taking action or grant us a waiver with respect to this event of default, we will be in default under both the Lease Agreement for the Prospector 1 and the Lease Agreement for the Prospector 5 and would have to consider commencing a Chapter 11 proceeding for the applicable Prospector entity. As a result, all rent amounts outstanding under the Lease Agreements (the “Outstanding Lease Balances”) will become immediately due and payable. In addition to the Outstanding Lease Balances, the following will also become due and payable: (i) a fee representing 3% of the Outstanding Lease Balances and (ii) any broken funding costs incurred by the Lessors (together with the Outstanding Lease Balances, the “Termination Fee”). If we are unable to pay the Termination Fee within three (3) calendar months of becoming due, the Lessors will have the right to sell the Prospector Rigs through a transparent sale process.

We may have significant financial commitments with respect to three newbuild high specification jackup rigs under construction.
In connection with our acquisition of Prospector, we acquired subsidiaries that contracted for the construction of three newbuild high specification jackup rigs by Shanghai Waigaoqiao Ship Co. Ltd. (“SWS”) in China. At September 30, 2016, we had purchase commitments of $579 million, of which $192 million is due in 2016 and $387 million is due in 2017, on the construction of three high-specification jackup rigs related to the Prospector Acquisition, the Prospector 6, Prospector 7 and Prospector 8, or collectively the “Three High-Spec Jackups Under Construction”. The delivery of these newbuild rigs has been rescheduled to the second quarter of 2017, the fourth quarter of 2016 and the fourth quarter of 2017, respectively.
Each of these rigs is being built pursuant to a contract between a subsidiary of Prospector and the shipyard, without a Paragon parent company guarantee or other direct recourse to any other subsidiary of Paragon other than the applicable subsidiary. In the event we are unable to extend delivery of any of the Three High-Spec Jackups Under Construction, we will lose ownership of the applicable rig, at which time, the associated costs (primarily representing down-payments on these rigs) will be forfeited. These subsidiaries have currently pre-paid to SWS 1%, 7% and 7%, respectively, of the purchase price for each newbuild pursuant to the contracts with SWS. Upon delivery, these subsidiaries will be required to pay the remaining purchase price in full for the newbuild being delivered, or $195 million, $192 million and $192 million, respectively.
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
On September 12, 2016, the current contract for the Prospector 1 concluded. Under the Lease Agreement, we have 180 days, or until March 17, 2017, to obtain a new contract for the Prospector 1 unless we are able to obtain a waiver from the Lessors. If we are unsuccessful in obtaining a new contract or a waiver from the Lessors, we will be in default under both the Lease Agreement for the Prospector 1 and the Lease Agreement for the Prospector 5. As a result, the outstanding lease balances will become immediately due and payable. In addition to the Outstanding Lease Balances, the following will also become due and payable: (i) a fee representing 3% of the Outstanding Lease Balances and (ii) any broken funding costs incurred by the Lessors (together with the Outstanding Lease Balances, the “Termination Fee”). If we are unable to pay the Termination Fee within three (3) calendar months of becoming due, the Lessors will have the right to sell the Prospector Rigs through a transparent sale process.

ITEM 6.	EXHIBITS
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Paragon Offshore plc, a company registered under the laws of England and Wales

/s/ Randall D. Stilley	November 9, 2016
Randall D. Stilley	Date
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Steven A. Manz	November 9, 2016
Steven A. Manz	Date
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Alejandra Veltmann	November 9, 2016
Alejandra Veltmann	Date
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

Number	Description
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