Form 10-K
period 2016-12-31
PARAGON OFFSHORE PLC
filed 2017-03-10
CIK 1594590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________

FORM 10-K
________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .  Yes   ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the registered shares of Paragon Offshore plc held by non-affiliates of the registrant was $66 million based on the closing sale price as reported on the OTC Markets.
Number of shares outstanding and trading at March 3, 2017: 88,641,896

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be included in Part III of this Annual Report on Form 10-K will be provided in accordance with Instruction G(3) to Form 10-K no later than
May 1, 2017.

PARAGON OFFSHORE PLC
FORM 10-K
For the Year Ended December 31, 2016

GLOSSARY OF CERTAIN DEFINED TERMS

Adjusted EBITDA
Net income (loss) before taxes plus interest expense, depreciation and amortization, losses on impairments, foreign currency losses and reorganization items, less gains on the sale of assets, interest income and foreign currency gains

AOCL	Accumulated Other Comprehensive Loss

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Bankruptcy cases	The chapter 11 cases commenced by the Debtors filing voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court

Bankruptcy Code	United States Bankruptcy Code

Bankruptcy Court	United States Bankruptcy Court for the District of Delaware

Debt Facilities	Revolving Credit Facility, Term Loan Facility and Senior Notes, collectively

Debtors
Paragon Offshore plc and the following subsidiaries: Paragon Offshore Finance Company, Paragon International Finance Company, Paragon Offshore Holdings US Inc., Paragon Offshore Drilling LLC, Paragon FDR Holdings Ltd., Paragon Duchess Ltd., Paragon Offshore (Luxembourg) S.à.r.l., PGN Offshore Drilling (Malaysia) Sdn. Bhd., Paragon Offshore (Labuan) Pte. Ltd., Paragon Holding SCS 2 Ltd., Paragon Asset Company Ltd., Paragon Holding SCS 1 Ltd., Paragon Offshore Leasing (Luxembourg) S.à.r.l., Paragon Drilling Services 7 LLC, Paragon Offshore Leasing (Switzerland) GmbH, Paragon Offshore do Brasil Ltda., Paragon Asset (ME) Ltd., Paragon Asset (UK) Ltd., Paragon Offshore International Ltd., Paragon Offshore (North Sea) Ltd., Paragon (Middle East) Limited, Paragon Holding NCS 2 S.à r.l., Paragon Leonard Jones LLC, Paragon Offshore (Nederland) B.V., and Paragon Offshore Contracting GmbH

Distribution
The August 1, 2014 pro rata distribution by Noble to its shareholders of all our issued and outstanding ordinary shares. Noble shareholders received one ordinary share of Paragon for every threes shares of Noble owned.

Exchange Act	United States Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

LIBOR	London Interbank Offered Rate

New Plan	Third amended plan of reorganization for the Debtors as filed with the Bankruptcy Court on February 7, 2017

Noble	Noble Corporation plc

NYSE	The New York Stock Exchange

OPEC	Organization of Petroleum Exporting Countries

OTCQX	Marketplace trading over-the-counter stocks provided and operated by the OTC Markets Group

OTC Pink	Marketplace trading over-the-counter stocks provided and operated by the OTC Markets Group

Pemex	Petróleos Mexicanos

Petrobras	Petróleo Brasileiro S.A.

Prospector	Prospector Offshore Drilling S.á.r.l

Revolving Credit Agreement	The Company’s senior secured revolving credit agreement entered into with a group of lenders on June 17, 2014

Revolving Credit Facility	Commitments in the amount of $800 million provided by a group of lenders under the Revolving Credit Agreement

Sale-Leaseback Transaction	Sale-leaseback agreement with subsidiaries of SinoEnergy Capital Management Ltd. for two high specification jackup units, Prospector 1 and Prospector 5 entered into on July 24, 2015

SEC	United States Securities and Exchange Commission

Senior Notes	The Company’s 6.75% senior notes due in 2022 and 7.25% senior notes due in 2024, collectively

Spin-Off	The Company’s separation from Noble on August 1, 2014

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

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements”. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding contract backlog, fleet status, our financial position, our ability to implement the New Plan (or an alternative plan of reorganization), the Bankruptcy cases, business strategy, taxes, timing or results of acquisitions or dispositions, repayment of debt, borrowings under our credit facilities or other instruments, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, indemnity and other contract claims, construction and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, and timing for compliance with any new regulations. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-K and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. These factors include those described in Part I, Item 1A, “Risk Factors”, or in our other SEC filings, among others. Such risks and uncertainties are beyond our control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

PART I
ITEM 1.    BUSINESS
General
Paragon Offshore plc (together with its subsidiaries, “Paragon,” the “Company,” “we,” “us” or “our”) is a global provider of offshore drilling rigs. Our fleet includes 34 jackups (including two high specification heavy duty/harsh environment jackups), four drillships and one semisubmersible. Our primary business is contracting our rigs, related equipment and work crews to conduct oil and gas drilling and workover operations for our exploration and production customers on a dayrate basis around the world.
We operate in significant hydrocarbon-producing geographies throughout the world, including the North Sea, the Middle East and India. As of December 31, 2016, our contract backlog was $242 million and included contracts with national, international and independent oil and gas companies.
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
Going Concern
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon obtaining the requisite vote of creditors and the Bankruptcy Court’s approval of our plan of reorganization as described below. This represents a material uncertainty related to events and conditions that raises substantial doubt on our ability to continue as a going concern and, therefore, we may be unable to utilize our assets and discharge our liabilities in the normal course of business.
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
Chapter 11 Filing
On February 12, 2016, the Debtors entered into a plan support agreement (the “PSA”) relating to a plan of reorganization (including all amendments thereto, the “Original Plan”) pursuant to chapter 11 of the Bankruptcy Code with holders representing an aggregate of 77% of the outstanding $457 million of our 6.75% senior unsecured notes maturing July 2022 and the outstanding $527 million of our 7.25% senior unsecured notes maturing August 2024 together with lenders representing an aggregate of 96% of the amounts outstanding (including letters of credit) under our Revolving Credit Agreement (the “Noteholder Group”).
On February 14, 2016, the Debtors commenced their chapter 11 cases (the “Bankruptcy cases”) by filing voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Upon filing the Bankruptcy cases, we began trading on the OTC Pink.
On April 19, 2016, the Bankruptcy Court approved the Company’s disclosure statement and certain amendments to the Original Plan.
Effective August 5, 2016, the Company entered into an amendment to the PSA (the “PSA Amendment”) with the lenders under our Revolving Credit Agreement (the “Revolver Lenders”) and lenders holding approximately 69% in principal amount of our Senior Notes. The PSA Amendment supported certain revisions to the Original Plan. On August 15, 2016, the Debtors filed the amended Original Plan and a supplemental disclosure statement with the Bankruptcy Court.

By oral ruling on October 28, 2016, and by written order dated November 15, 2016, the Bankruptcy Court denied confirmation of the Debtors’ amended Original Plan. Consequently, on November 29, 2016, the Noteholder Group terminated the PSA effective as of December 2, 2016.
On January 18, 2017, the Company announced that it reached agreement in principle with a steering committee of lenders under our Revolving Credit Agreement and an ad hoc committee of lenders under our Term Loan Agreement to support a new chapter 11 plan of reorganization for the Debtors (the “New Plan”). On February 7, 2017, the Company filed the New Plan and related disclosure statement with the Bankruptcy Court. The New Plan provides for, among other things, the (i) elimination of approximately $2.4 billion of the Company’s existing debt in exchange for a combination of cash, debt and new equity to be issued under the New Plan; (ii) allocation to the Revolver Lenders and lenders under our Term Loan Agreement (collectively, the “Secured Lenders”) of new senior first lien debt in the original aggregate principal amount of $85 million maturing in 2022; (iii) projected distribution to the Secured Lenders of approximately $418 million in cash, subject to adjustment on account of claims reserves and working capital and other adjustments at the time of the Company’s emergence from the Bankruptcy cases, and an estimated 58% of the new equity of the reorganized company; (iv) projected distribution to holders of the Company’s Senior Notes (the “Bondholders”) of approximately $47 million in cash, subject to adjustment on account of claims reserves and working capital and other adjustments at the time of the Company’s emergence from the Bankruptcy cases, and an estimated 42% of the new equity of the reorganized company; and (v) commencement of an administration of the Company in the United Kingdom to, among other things, implement a sale of all or substantially all of the assets of the Company to a new holding company to be formed, which administration may be effected on or prior to effectiveness of the New Plan. Existing shareholders of the Company will not receive a recovery under the New Plan. The New Plan will be subject to usual and customary conditions to plan confirmation, including obtaining the requisite vote of creditors and approval of the Bankruptcy Court. The Company has been and remains in discussions with the Bondholders, who have currently not agreed to support the New Plan, and therefore, there is no guarantee that the New Plan will be approved.
Debtors-in-Possession
Since the filing date, the Debtors have operated their business as “debtors-in-possession”. Under the Bankruptcy cases, the Debtors’ trade creditors and vendors are being paid in full in the ordinary course of business and all of the Company’s contracts have remained in effect in accordance with their terms, preserving the rights of all parties. Certain subsidiaries of the Company were not party to the chapter 11 filing (the “Non-Filing entities”). The Non-Filing entities have continued to operate in the ordinary course of business. For additional discussion of the risks associated with debtors-in-possession, see Item 1A, “Risk Factors”.
Settlement with Noble Corporation
On February 12, 2016, we entered into a binding term sheet with Noble with respect to the “Noble Settlement Agreement” (as described below), which we executed on April 29, 2016. The Noble Settlement Agreement will become effective upon the effective date of the Debtors’ plan of reorganization if such plan is substantially similar to the Debtors Original Plan. The New Plan contemplates that the Noble Settlement Agreement will become effective upon the effective date of the New Plan. In light of the differences in the Original Plan and the New Plan, we intend to discuss this requirement with Noble. The Noble Settlement Agreement provides that Noble may only unilaterally terminate the Noble Settlement Agreement if: (i) the Debtors’ file a plan of reorganization with the Bankruptcy Court that does not incorporate the terms and conditions of the Noble Settlement Agreement, (ii) the Debtors file a motion before the Bankruptcy Court to terminate their obligations under the Noble Settlement Agreement, or (iii) the release of claims by the Debtors in favor of Noble, as detailed below, is deemed invalid or unenforceable.
Pursuant to the Noble Settlement Agreement, Noble will provide direct bonding in fulfillment of the requirements necessary to challenge tax assessments in Mexico relating to our business for the tax years 2005 through 2010 (the “Mexican Tax Assessments”). The Mexican Tax Assessments were originally assigned to us by Noble pursuant to the Tax Sharing Agreement which was entered into in connection with the Spin-Off. See Part II, Item 8, Note 19 - “Commitments and Contingencies” for additional information. The Company has contested or intends to contest the Mexico Tax Assessments and may be required to post bonds in connection thereto.
In addition, on August 5, 2016, we entered into a binding term sheet with respect to an amendment to the Noble Settlement Agreement (the “Noble Settlement Agreement Amendment”). Upon effectiveness of the Noble Settlement Agreement Amendment, certain provisions of the Tax Sharing Agreement will be further amended to permit us, at our option, to defer up to $5 million in amounts owed to Noble under the Tax Sharing Agreement with respect to the Mexican Tax Assessments (the “Deferred Noble Payment Amount”). In consideration for this deferral, we would issue an unsecured promissory note to Noble in the amount of the Deferred Noble Payment Amount (the “Noble Note”) which would be due and payable on the fourth anniversary of the effective date of the New Plan. The Noble Note would accrue interest, quarterly, to be paid either: (x) in cash at 12% per annum, or (y) in kind at 15% per annum (in our discretion).

As of December 31, 2016, our estimated Mexican Tax Assessments totaled approximately $165 million, with assessments for 2009 and 2010 yet to be received. Noble will be responsible for all of the ultimate tax liability for Noble legal entities and 50% of the ultimate tax liability for our legal entities relating to the Mexican Tax Assessments upon effective date of the Noble Settlement Agreement.
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
Business Strategy
Our company’s vision is to be the preferred high-quality, low-cost offshore drilling contractor in our industry. In our business, we believe that drilling contractors are evaluated based on their people, processes, principles, and operational and safety performance. In aligning our strategy with our vision, we pursue the following objectives:

•	maximize the utilization of our asset base in core oil and gas producing areas throughout the world including the North Sea, Middle East and India;

•	operate in a manner that delivers industry-leading operational uptime and provides exceptional customer service through a fleet operated safely by competent and skilled personnel;

•	focus on continuous improvement in our onshore and offshore business processes to reduce costs and improve efficiency;

•	provide a safe work atmosphere for our employees while protecting the environment and our assets;

•	leverage strategic relationships with high-quality, long-term customers;

•	continue to invest in our existing fleet through maintenance, refurbishment and capital upgrades;

•	pursue strategic growth opportunities, opportunistically expanding our worldwide fleet capabilities;

•	sell or scrap non-core assets to reduce costs; and

•	remain financially disciplined.
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

We are committed to maintaining and leveraging the geographic diversity of our operations and the quality and longevity of our customer relationships. Our fleet operates for national, international and independent oil and gas companies in some of the world’s most active hydrocarbon producing markets.

We currently have a well-maintained fleet of drilling rigs, excluding our stacked rigs, which allows us to provide reliable and effective drilling services to our customers across multiple geographies. We intend to continue to invest capital in a disciplined manner to maintain, refurbish and strategically upgrade our assets in order to build on our fleet’s strong operational history. We also intend to continue to optimize the quality and performance profile of our fleet by selectively investing in strategic upgrades to increase the longevity and competitive capabilities of our rigs which we believe will lead to increased drilling efficiencies and the ability to continue to meet and exceed the needs of our customers in a cost-effective manner. By investing in our fleet, we believe we can extend our rigs’ useful lives, reduce operational downtime and generate better value. We believe that our continued investment in our fleet has allowed us to provide safe, reliable and effective offshore drilling services for our customers and has made our rigs more competitive in the global marketplace. Nevertheless, during the current industry downturn, we will spend capital judiciously to conserve cash.

We currently have three high specification jackups under construction in China owned by non-Debtor subsidiaries. These units are technically complete, however, we have reached agreements with the construction company to defer delivery of these units until October 2017 as there are no opportunities to secure contracts for the assets in the current business environment. For us to take delivery of these assets, we would require an acceptable contract to justify the purchase price and suitable financing. We cannot guarantee that we will accept delivery of any of these jackups. In the current business environment, we believe we are unlikely to acquire these drilling rigs. Restrictions under the New Plan may also further constrain our ability to acquire drilling rigs.

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

Demand for our services is a function of the price of oil and natural gas, customer activity, and the worldwide supply of mobile offshore drilling units. In recent years, there has been a significant expansion of supply of both jackups and ultra-deepwater units, the vast majority of which are currently under construction without a contract for future employment. The introduction of non-contracted newbuild rigs into the marketplace has increased the supply of rigs which compete for drilling service contracts and has negatively impacted both the utilization for our rigs and the dayrates we are able to achieve for our fleet. However, the speculative nature of these newbuilds and the current challenging economic and market conditions may provide us with strategic opportunities to continue renewing our fleet, subject to the considerations discussed above. In doing so, we will be able to apply one of our competitive strengths, the ability to operate assets and generate value while minimizing risk.
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

The terms of some of our drilling contracts permit early termination of the contract by the customer, without cause, generally exercisable upon advance notice to us and in some cases without requiring an early termination payment to us. For additional information, please read “Our inability to renew or replace existing contracts or the loss of a significant customer or contract could have a material adverse effect on our financial results,” included in Item 1A, “Risk Factors.”

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

Offshore Drilling Operations
Contract Drilling Services
We conduct offshore contract drilling operations, which accounted for over 98% of our operating revenues for the years ended December 31, 2016, 2015 and 2014. We conduct our contract drilling operations principally in the North Sea, the Middle East, and India. For the years ended December 31, 2016, 2015 and 2014, our five largest customers in the aggregate accounted for approximately 72%, 61%, and 57%, respectively of our operating revenues. Revenues from Total S.A. accounted for approximately 24%, 16% and 3% of our total operating revenues in 2016, 2015 and 2014, respectively. Revenues from National Drilling Company accounted for approximately 17%, 9%, and 6% of our total operating revenues in 2016, 2015 and 2014, respectively. Revenues from Petrobras accounted for approximately 17%, 21% and 23% of our total operating revenues in 2016, 2015 and 2014, respectively. Revenues from Pemex accounted for approximately 3%, 9% and 16% of our total operating revenues in 2016, 2015 and 2014, respectively. No other single customer accounted for more than 10% of our total operating revenues in 2016, 2015 or 2014.
Labor Contracts
For the six months ended June 30, 2016, we provided drilling and maintenance services (but did not provide a rig) on the Hibernia Project in the Canadian Atlantic under a contract with Hibernia Management and Development Company Ltd. and in which Exxon was the primary operator. Under this contract, we provided the personnel necessary to manage and perform the drilling operations from a drilling platform owned by the operator. Our labor contract ended on June 30, 2016, at which time Paragon ceased providing these services.
Competition
The offshore contract drilling industry is a competitive and cyclical business characterized by high capital and maintenance costs. We compete with other providers of offshore drilling rigs. Some of our competitors have access to greater financial resources than we do.
In the provision of contract drilling services, competition involves numerous factors, including price, rig availability and suitability, experience of the workforce, efficiency, safety performance, condition and age of equipment, operating integrity, reputation, industry standing and client relations. We believe that we compete favorably with respect to most of these factors and that price is a key determinative factor. We follow a policy of investing capital to maintain, refurbish and strategically upgrade our assets and intend to continue to optimize the quality and performance profile of our fleet by investing in strategic upgrades to increase the longevity and competitive capabilities of our rigs. However, our equipment could be made obsolete by the development of new techniques and equipment, regulations or customer preferences. See Part II, Item 8, Note 5 -“Property and Equipment and Other assets” for a discussion on the $130 million non-cash impairment loss recognized on our fleet and capital spares during the year ended December 31, 2016. For additional information, please read “The contract drilling industry is a competitive and cyclical business with intense price competition. If we are unable to compete successfully, our profitability may be reduced,” included in Item 1A “Risk Factors.”
We compete on a worldwide basis, but competition may vary by region at any particular time. Demand for offshore drilling equipment also depends on the exploration and development programs of oil and gas producers, which in turn are influenced by the financial condition of such producers, by general economic conditions, prices of oil and gas and by political considerations and policies.

In addition, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct our business have historically occurred. We cannot assure investors that any such shortages experienced in the past will not happen again in the future.
Governmental Regulations and Environmental Matters
Drilling contractors may be affected by the regulations of various host countries in which they are invited to operate in addition to international regulations ratified into existence by the International Maritime Organization (“IMO”). Several of the laws imposed relating to our industry can directly or indirectly affect the construction and servicing of offshore oil wells as well as the equipment utilized for such operations. Our contract drilling operations are also subject to laws and regulations such as mandating the reduction of greenhouse gas emissions, currency conversions and repatriation, taxation of company earnings and earnings of expatriate personnel, and use of local employees and suppliers.
Several countries, including member states of the OPEC actively regulate and control the ownership of oil derived concessions, the companies holding those concessions, and ultimately the exportation of oil and gas. OPEC’s recent decision to cut oil production in the face of declining commodity prices has caused an increase in oil prices. However, we have not seen an increase in the amount of offshore exploration and development work done by oil and gas companies and their need for drilling offshore services, and may not for some time.
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
Our Company has made, and will continue to make, expenditures to comply with environmental requirements. We do not believe that our compliance with such requirements will have a material adverse effect on our operations, our competitive position, or materially increase our capital expenditures. Although we have not observed any direct impact on our operations, mandated requirements may indirectly affect our customers’ ability to pursue exploration and production activities, which consequently could lead to lesser demand for our services and/or increased costs that may be imposed on us or the industry in general.
International Regulatory Regime(s)
The following is a summary of some of the existing laws and regulations that apply to our international operations and also serve as an example of the various laws and regulations to which we are subject. While laws vary widely in each jurisdiction, each of the laws and regulations below addresses environmental issues similar to the laws and regulations in most of the other jurisdictions in which we operate. All of our drilling rigs are in substantial compliance with the applicable regulations specified below.

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
Annex VI Prevention of Air Pollution. Annex VI sets limits on sulphur oxide (“SOx”) and nitrogen oxide (“NOx”) emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances and in designated emission control areas set more stringent standards for SOx, NOx and particulate matter. In 2011, after extensive work and debate, IMO adopted ground breaking mandatory technical and operational energy efficiency measures which will significantly reduce the amount of greenhouse gas emissions from ships.
IMO Ballast Water Management Convention (BWM Convention). In 2004, IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments. BWM Convention is purposed with preventing the spread of non-native aquatic species into lakes, rivers and coastal waters. Ballast water is defined as water taken on for means of trim and stability during voyages. The BWM Convention will apply to all vessels and specifically to our units with a ballast capacity of ≥1500 cubic meters. The BWM Convention was ratified by a sufficient number of states on September 8, 2016, exceeding the required gross tonnage of 35% from the signatory states. BWM convention will enter into force on September 8, 2017. Ballast water exchange will be accepted up until the first IOPP Certificate Renewal, once the BWM Convention enters in to force. Thereafter, ballast water treatment will be the only acceptable method of complying with the Convention.
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
Spills and Releases. The United States has promulgated its requirements for the duties surrounding spills and releases of oil pollutants within the Code of Federal Regulations, specifically 40 CFR110. Any material release that has the potential for causing discoloration or producing a sheen on the receiving water surface is a violation of the Clean Water Act (“CWA”) and is required to be reported to the United States Environmental Protection Agency (“EPA”), United States Coast Guard, and/or the Bureau of Safety and Environmental Enforcement (“BSEE”).
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
Safety. The U.S. Occupational Safety and Health Act (“OSHA”) and other similar laws and regulations govern the protection of the health and safety of employees. The U.S. Occupational Safety and Health Administration hazard communication standard, EPA community right-to-know regulations under Title III of Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes require that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governments or citizens. We believe that we are in substantial compliance with these requirements and with other applicable OSHA requirements.
Safety Regulations
On June 10, 2013, the European Union adopted a new directive, Directive 2013/30/EU, on the safety of offshore oil and gas operations within the exclusive economic zone (which can extend up to 200 nautical miles from a coast) or the continental shelf of any of its member states. The directive establishes minimum requirements for preventing major accidents in offshore oil and gas operations, and aims to limit the consequences of such accidents. All European Union member states were required to adopt national legislation or regulations by July 19, 2015 to implement the new directive’s requirements, which also include reporting requirements related to major safety and environmental hazards that must be satisfied before drilling can take place, as well as the use of “all suitable measures” to both prevent major accidents and limit the human health and environmental consequences of such a major accident should one occur. We believe that our operations are in substantial compliance with the requirements of the directive (as well as the extensive current health and safety regimes implemented in the member states in which we operate), but future developments could require the company to incur significant costs to comply with its implementation.
Climate Change Regulations
There is increasing public and regulatory attention concerning the issue of climate change and the effect of greenhouse gas (“GHG”). The following is a summary of regulatory developments relevant to our emission of GHG in the European Union.
In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, established a binding set of greenhouse gas targets for all countries that had ratified it, including the members of the European Union. The United Nations Framework Convention on Climate Change on December 12, 2015 adopted the ‘Paris Agreement’ by consensus, which has not entered in force yet. Member countries agreed to reduce their carbon output “as soon as possible” and to do their best to keep global warming below 2°C. The member countries will pursue efforts to limit the temperature increase to 1.5°C. The agreement will become legally binding if joined by at least 55 countries which together represent at least 55 percent of global greenhouse emissions. Such parties will need to sign the agreement in New York between April 22, 2016 and April 21, 2017. While it is not possible at this time to predict how new treaties and legislation that may be enacted to address GHG emissions would impact our business, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas could materially and adversely affect our operations by limiting drilling opportunities or imposing materially increased costs. Moreover, incentives to conserve energy or use alternative energy sources could have a negative impact on our business if such incentives reduce the worldwide demand for oil and gas.
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
Entities operating under the ETS cap must either reduce their GHG emissions, purchase tradable emissions allowances, or EUAs, from other program participants, or purchase international GHG offset credits generated under the Kyoto Protocol’s Clean Development Mechanisms or Joint Implementation. As the cap declines, prices for emissions allowances or GHG offset credits may rise. However, due to the over-allocation of EUAs by EU member states in earlier phases and the impact of the recession in the EU, there has been a general over-supply of EUAs. The EU has recently approved amending legislation to withhold the auction of EUAs in a process known as “backloading.” EU proposals for wider structural reform of the EU ETS may follow the enactment of the backloading proposal. Both backloading and wider structural reforms are aimed at reviving the EU carbon price.
In addition, the U.K. government, which implements ETS in the U.K. North Sea, has introduced a carbon price floor mechanism to place an incrementally increasing minimum price on carbon. Thus, the cost of compliance with ETS can be expected to increase over time. Additional member state climate change legislation may result in potentially material capital expenditures.
We have determined that combustion of diesel fuel (Scope 1) aboard all of our vessels worldwide is the primary source of our greenhouse gas emissions, including carbon dioxide, methane, and nitrous oxide. Scope 2 data (indirect emissions from purchased electricity) was aggregated from all operating divisional offices for the 2015 and 2016 year, this figure amounted to 1,397 MWh and 1,588 MWh, respectively.
At year end December 31, 2016, our estimated carbon dioxide equivalent (“CO2e”) gas emissions was 144,690 tonnes, as compared to 299,410 tonnes the year prior (52% reduction). This reduction in emissions is due to reduction in drilling activity, total number of on-contract days reduced by 49% compared to prior year. When expressed as an intensity measure of tonnes of C02e gas emissions per dollar of contract drilling revenues, the 2016 and 2015 intensity measures were 0.0003 and 0.0002, respectively. Our Scope 1 CO2e gas emissions reporting has been prepared with reference to the requirements set out in the UK Companies Act 2006 and supporting regulations, the Environmental Reporting Guidelines (June 2013) issued by the Department for Environment Food & Rural Affairs, the World Resources Institute and World Business Council for Sustainable Development GHG Protocol Corporate Accounting and Reporting Standard Revised and the International Organization for Standardization (“ISO”) 14064-1, and the “Specification with guidance at the organizational level for quantification and reporting of greenhouse gas emissions and removals (2006).”
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
Our insurance policies and contractual rights to indemnity may not adequately cover our losses and liabilities in all cases. For additional information, please read “We may have difficulty obtaining or maintaining insurance in the future and our insurance coverage and contractual indemnity rights may not protect us against all of the risks and hazards we face,” included in Item 1A, “Risk Factors.”
The above description of our insurance program and the indemnification provisions of our drilling contracts is only a summary as of the time of preparation of this report, and is general in nature. Our insurance program and the terms of our drilling contracts may change in the future. In addition, the indemnification provisions of our drilling contracts may be subject to change differing interpretations, and enforcement of those provisions may be limited by public policy and other considerations.
Employees
As of December 31, 2016, we had approximately 942 employees, excluding approximately 277 persons engaged through labor contractors or agencies. Approximately 67% of our employees are located offshore. Of our shorebased employees, approximately 70% are male. Certain of our employees in the U.K., Canada and Brazil are parties to collective bargaining agreements. In various countries, local law requires our participation in work councils. We have not experienced any material work stoppages at any of our facilities due to labor union activities in recent years. We believe our relations with our employees are generally good, though challenged by the present bankruptcy proceedings.
We place considerable value on the involvement of our employees and maintain a practice of keeping them informed on matters affecting them, as well as on the performance of the Company. Accordingly, we conduct formal and informal meetings with employees, maintain a Company intranet website with matters of interest and offer a variety of in-house training.
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
Basis of Presentation
The financial information contained within this report includes periods prior to the Spin-Off on August 1, 2014. For these periods prior to the Spin-Off, the consolidated financial statements and related discussion of financial condition and results of operations include historical results of our Predecessor, which comprised most of Noble’s standard specification drilling fleet and related operations. We consolidate the historical financial results of our Predecessor in our consolidated financial statements for all periods prior to the Spin-Off. All financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows of Paragon. For more detailed information, refer to Part II, Item 8, “Financial Statements and Supplementary Data”.

Financial Information About Segments and Geographic Areas
At December 31, 2016, we have a single reportable segment, Contract Drilling Services, which reflects how our business is managed, and the fact that all of our drilling fleet is dependent upon the worldwide oil industry. Our contract drilling services segment offers contract drilling operations in the North Sea, the Middle East, India, Brazil, Mexico, West Africa and Southeast Asia. Under the New Plan, if approved, we will focus on the North Sea, the Middle East and India. Information regarding our operating revenues and identifiable assets attributable to each of our geographic areas of operation for the last three fiscal years is presented in Part II, Item 8, Note 22 - “Segment and Related Information.”

Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at our website at http://www.paragonoffshore.com. These filings are also available to the public at the SEC Public Reference Room at 100 F Street, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC’s website at http://www.sec.gov.
You may also find information related to our corporate governance, board committees and company code of ethics at our website. Among the documents you can find there are the following:

•	Corporate Governance Guidelines;

•	Audit Committee Charter;

•	Nominating and Corporate Governance Committee Charter;

•	Compensation Committee Charter;

•	Finance and Risk Committee Charter; and

•	Code of Business Conduct and Ethics.
We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding certain amendments to, or waivers from our Code of Business Conduct and Ethics, if any, by posting such information to our website.

ITEM 1A.    RISK FACTORS
You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K. Each of these risk factors could affect our business, financial condition and results of operations.
Risk Factors Related to Our Restructuring
Trading in our securities during the pendency of our bankruptcy proceedings is extremely speculative and poses substantial risks.  There is significant risk that investors will lose their entire investment.

The New Plan of reorganization, which is subject to confirmation including approval of the Bankruptcy Court, contemplates the cancellation of all of our existing common shares without consideration. The holders of our common shares would not be entitled to receive any distributions, interest or other property, rendering such common shares worthless. We caution and urge existing and future investors to carefully consider these and other risks with respect to investments in our common shares and other securities or claims.

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

For the duration of the Bankruptcy cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy.  These risks include:

•	our ability to continue as a going concern;

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Bankruptcy cases from time to time and the outcome of the Bankruptcy Court ruling in general;

•	our ability to develop, prosecute, confirm and consummate the New Plan (or an alternative plan of reorganization) with respect to the Bankruptcy cases;

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

We are not filing certain of our subsidiaries as part of the Bankruptcy cases. If we determine to file additional subsidiaries, it could delay the restructuring or impact our ability to effect the restructuring. In addition, the Noble Settlement Agreement is conditioned upon our emergence from the Bankruptcy cases. If we are unable to effect the restructuring as contemplated for any reason, the benefits of the Noble Settlement Agreement would not be realized.

As a result of the Bankruptcy cases, realization of assets and liquidation of liabilities are subject to uncertainty.  While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements.  Further, the New Plan contemplates material changes to the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Our business could suffer from a long and protracted restructuring.

Our Bankruptcy cases have continued for a significant period of time, far longer than we had anticipated when we filed them in February of 2016. Our future results are dependent upon the successful confirmation and implementation of the New Plan.  Failure to obtain this approval in a timely manner could adversely affect our operating results, as our ability to obtain financing to fund our operations may be harmed by protracted bankruptcy proceedings.  If a liquidation or continued protracted reorganization were to occur, there is a significant risk that the value of our enterprise would be substantially eroded to the detriment of all stakeholders.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization.  Even once the New Plan is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and customers to do business with a company that recently emerged from bankruptcy proceedings.

We may not be able to obtain confirmation of the New Plan (or any other plan of reorganization), and our emergence from the Bankruptcy cases is not assured.

Our Original Plan was not approved by the Bankruptcy Court and there can be no assurance that the New Plan (or any other plan of reorganization) will be approved by the Bankruptcy Court, so we urge caution with respect to existing and future investments in our securities.

There can be no assurances that we will receive the requisite votes of our creditors to confirm the New Plan.  Moreover, we might receive official objections to confirmation of the New Plan from the various bankruptcy committees and stakeholders in the Bankruptcy cases. We cannot predict the impact that any objection might have on the Bankruptcy Court’s decision whether to confirm the New Plan.  Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.

If the New Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our secured and unsecured debt and equity, would ultimately receive with respect to their claims.  Our creditors would likely incur significant costs in connection with developing and seeking approval of an alternative plan of reorganization, which might not be supported by any of the other debt holders, various bankruptcy committees or other stakeholders.  If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity.  There can be no assurance as to whether we will successfully reorganize and emerge from the Bankruptcy cases or, if we do successfully reorganize, as to when we would emerge from the Bankruptcy cases.

We have experienced increased levels of employee attrition as a result of the Bankruptcy cases.

As a result of the prolonged Bankruptcy cases, we have experienced increased levels of employee attrition, and our employees likely will continue to face considerable distraction and uncertainty during the pendency of our Bankruptcy cases. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. While we implemented a key employee retention plan prior to bankruptcy, our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Bankruptcy cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our financial condition, liquidity and results of operations.

We may be subject to claims that will not be discharged in the Bankruptcy cases, which could have a material adverse effect on our results of operations and profitability.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from specified debts arising prior to confirmation and specified debts arising afterwards.  Under the New Plan, which has not yet been approved, we would be discharged from any claims arising under the Revolving Credit Agreement, Term Loan Agreement and Senior Notes. Any claims not ultimately discharged by the Bankruptcy Court could have an adverse effect on our results of operations and profitability after we emerge from bankruptcy.

Our financial results may be volatile and may not reflect historical trends.

While in bankruptcy, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements.  As a result, our historical financial performance prior to the date of the bankruptcy filing has not been indicative of our financial performance after the date of the bankruptcy filing.  In addition, if we emerge from bankruptcy, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, a result of revisions to our operating plans pursuant to a plan of reorganization.  In addition, if we emerge from bankruptcy under the New Plan, we would be required to adopt fresh start accounting.  Under fresh start accounting, our assets and liabilities will be recorded at fair value as of the fresh start reporting date.  The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets.  In addition, our financial results after the application of fresh start accounting may be different from historical trends.

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

The commencement of proceedings under chapter 11 of the Bankruptcy Code by Paragon Offshore plc constituted an event of default under the Lease Agreements for the Prospector 1 and the Prospector 5. If the Lessors do not continue to forbear taking action or grant us a waiver with respect to this event of default, we will be in default under both the Lease Agreement for the Prospector 1 and the Lease Agreement for the Prospector 5. As a result of the default, all rent amounts outstanding under the Lease Agreements (the “Outstanding Lease Balances”) will become immediately due and payable. In addition to the Outstanding Lease Balances, the following will also become due and payable: (i) a fee representing 3% of the Outstanding Lease Balances and (ii) any broken funding costs incurred by the Lessors (together with the Outstanding Lease Balances, the “Termination Fee”). If we are unable to pay the Termination Fee within three (3) calendar months of becoming due, the Lessors will have the right to sell the Prospector Rigs through a transparent sale process. If the Lessors do not continue to forbear taking action with respect to this event of default, we would have to consider commencing a chapter 11 proceeding for the applicable Prospector entity.

Risks Related to Our Business
The worldwide demand for drilling services significantly declined as a result of the continued instability in oil prices. Our business is dependent on the level of activity in the oil and gas industry.
Demand for drilling services depends on a variety of economic and political factors and the level of activity in offshore oil and gas exploration and development and production markets worldwide. Commodity prices, and market expectations of potential changes in these prices, may significantly affect this level of activity, as well as dayrates for our services. However, higher prices do not necessarily translate into increased drilling activity because our clients’ expectations of future commodity prices typically drive demand for our rigs. Oil and gas prices and the level of activity in offshore oil and gas exploration and development are extremely volatile and are affected by numerous factors beyond our control, including:

•	the cost of exploring for, developing, producing and delivering oil and gas;

•	potential acceleration in the development, and the price and availability, of alternative fuels;

•	strategic decisions by our customers to focus on onshore activity rather than offshore

•	increased supply of oil and gas resulting from growing onshore hydraulic fracturing activity and shale development;

•	worldwide production and demand for oil and gas, which are impacted by changes in the rate of economic growth in the global economy;

•	worldwide financial instability or recessions;

•	regulatory restrictions or any moratorium on offshore drilling;

•	expectations regarding future oil and gas prices;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	oil refining capacity;

•	the ability of oil and gas companies to raise capital;

•	the level of spending on E&P programs;

•	advances in exploration, development and production technology;

•	technical advances affecting energy consumption;

•	merger and divesture activity among oil and gas producers;

•	the availability of, and access to, suitable locations from which our customers can produce hydrocarbons;

•	rough seas and adverse weather conditions, including hurricanes and typhoons;

•	tax laws, regulations and policies;

•	laws and regulations related to environmental matters, including those addressing alternative energy sources and the risks of global climate change;

•	the political environment of oil-producing regions, including uncertainty or instability resulting from civil disorder, an outbreak or escalation of armed hostilities or acts of war or terrorism;

•	the ability of OPEC to set and maintain production levels and pricing;

•	the level of production in non-OPEC countries; and

•	the laws and regulations of governments regarding exploration and development of their oil and gas reserves or speculation regarding future laws or regulations.
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
The offshore contract drilling industry is a highly competitive and cyclical business characterized by high capital and operating costs and evolving capability of newer rigs. Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition, rig availability, location and suitability, experience of the workforce, efficiency, safety performance, technical capability and condition of equipment, operating integrity, reputation, industry standing and client relations are all factors in determining which contractor is awarded a job. Our future success and profitability will partly depend upon our ability to keep pace with our customers’ demands with respect to these factors. Other drilling companies, including those with both high specification and standard specification rigs, may have greater financial, technical and personnel resources that allow them to upgrade equipment and implement new technical capabilities before we can. If current competitors or new market entrants implement new technical capabilities, services or standards that are more attractive to our customers, it could have a material adverse effect on our operations.
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
 We are required to evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If management determines that the carrying value of our long-lived assets may not be recoverable, our results of operations could be impacted by additional non-cash impairment charges. During the year ended December 31, 2016, we recognized a non-cash impairment charge of $130 million on our fleet and capital spares. During the year ended December 31, 2015,we recorded non-cash impairment charges of $1.1 billion and $37 million related to our property and equipment and all of our goodwill, respectively.
An over-supply of jackup rigs and floaters may lead to a reduction in dayrates and demand for our rigs and therefore could have a material adverse impact on our profitability.
Our industry exited a period of high utilization and high dayrates prior to 2015, during which industry participants increased the supply of drilling rigs by building new drilling rigs, including some drilling rigs that have not yet entered service. Historically, this has often resulted in an oversupply of drilling rigs, which has contributed to a decline in utilization and dayrates, sometimes for extended periods of time. Since 2015, new fixtures for both standard and high specification jackup rigs and floaters have come under pressure as a result of a reduction in customer spending and the delivery of new rigs.
The increase in supply created by the number and types of rigs being built, as well as changes in our competitors’ drilling rig fleets, could intensify price competition and require higher capital investment to keep our rigs competitive. According to a third-party industry source, as of February 1, 2017, the total non-U.S. jackup fleet comprised 490 units (38 of which were cold stacked and three of which were “out of service”). An additional 103 jackup drilling rigs were under construction, on order, or have been completed, but remain in the shipyard awaiting work. These additional rigs could bring the total non-U.S. jackup fleet to 593 units (assuming no further newbuilds are ordered and delivered and there is no attrition of the current fleet). In addition, there are reported to be 48 floating rigs under construction, on order, or planned with deliveries between 2017 and 2021. To the extent that the drilling rigs currently under construction or on order have not been contracted for future work, there may be increased price competition as such vessels become operational, which could cause a delay in the recovery of dayrates. Lower utilization and dayrates would adversely affect our revenues and profitability. Prolonged periods of low utilization or low dayrates could result in the recognition of additional impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.

Our standard specification rigs are at a relative disadvantage to higher specification rigs.
Our standard specification rigs lack certain capabilities and technology that can be found on higher specification rigs and that may increase the operating parameters and efficiency of higher specification drilling rigs. We have observed that higher specification rigs are competing with standard specification rigs for the same contracts and higher specification rigs would have an advantage over standard specification rigs in securing those contracts resulting in a decrease in demand for and utilization of standard specification rigs may decrease. Such a decrease in demand for and utilization of standard specification rigs could have a material adverse effect on our business, financial condition and results of operations.
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
Our business involves numerous operating hazards.
Our operations are subject to many hazards inherent in the drilling business, including:

•	well blowouts;

•	fires;

•	collisions or groundings of offshore equipment;

•	jackup leg punch-throughs (on the sea floor);

•	mechanical or technological failures;

•	failure of our employees to comply with our internal environmental, health and safety guidelines;

•	pipe or cement failures and casing collapses, which could release oil, gas or drilling fluids;

•	geological formations with abnormal pressures;

•	spillage handling and disposing of materials; and

•	adverse weather conditions, including hurricanes, typhoons, winter storms and rough seas.
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
Our ability to renew our customer contracts or obtain new contracts and the terms of any such contracts will depend on many factors beyond our control, including market conditions, the global economy and our customers’ financial condition and drilling programs. Moreover, any concentration of customers increases the risks associated with any possible termination or nonperformance of drilling contracts. For the years ended December 31, 2016, 2015 and 2014, our five largest customers in the aggregate accounted for approximately 72%, 61%, and 57% respectively, of our operating revenues. We do not expect Petrobras, which accounted for approximately 17% of our operating revenues for the year ended December 31, 2016, 21% of our operating revenues for the year ended December 31, 2015, and 23% of our operating revenues for the year ended December 31, 2014 to be a significant customer in 2017.
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
 Many of our contracts, especially those relating to our jackup rigs, are shorter term in nature, and many of our existing contracts will expire in 2017. Due to the recent decline in demand for our services, some of our rigs have completed contracts and remain idle, or have been stacked. When rigs complete a contract without a renewal contract in place, they may be idle or stacked for a prolonged period of time and may require a substantial amount of capital investment to resume operations thereafter. Any new contracts for such rigs may be at dayrates substantially below prior dayrates or on terms less favorable than prior contract terms, which could have a material adverse effect on our revenues and profitability.
Our customers, which include national oil companies, often have significant bargaining leverage over us. During periods of depressed market conditions, we may be subject to an increased risk of our customers seeking to renegotiate or repudiate their contracts, including customers seeking to lower dayrates paid under existing contracts. In addition, our customers may attempt to use the Bankruptcy cases as a means to renegotiate or repudiate their contracts with us.
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
We are exposed to risks relating to operations in international locations.
We operate in various regions throughout the world that may expose us to political and other uncertainties, including risks of:

•	seizure, nationalization or expropriation of property or equipment;

•	monetary policies, government credit rating downgrades and potential defaults, and foreign currency fluctuations and devaluations;

•	limitations on the ability to repatriate income or capital;

•	complications associated with repairing and replacing equipment in remote locations;

•	repudiation, nullification, modification or renegotiation of contracts;

•	limitations on insurance coverage, such as war risk coverage, in certain areas;

•	import-export quotas, wage and price controls, imposition of trade barriers and other forms of government regulation and economic conditions that are beyond our control;

•	delays in implementing private commercial arrangements as a result of government oversight;

•	financial or operational difficulties in complying with foreign bureaucratic actions;

•	changing tax laws, regulations or policies;

•	the exit of the United Kingdom from the European Union;

•	other forms of government regulation and economic conditions that are beyond our control and that create operational uncertainty;

•	governmental corruption;

•	piracy; and

•	terrorist acts, war, revolution and civil disturbances.
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
During idle periods, to reduce our costs, we may decide to “warm stack” a rig, which means the rig is kept fully operational and ready for redeployment, and maintains most of its crew. As a result, our operating expenses during a warm stacking will not be substantially different than those we would incur if the rig remained active. We may also decide to “cold stack” the rig, which means the rig is neither operational nor ready for deployment, does not maintain a crew and is stored in a harbor, shipyard or a designated offshore area. However, reductions in costs following the decision to cold stack a rig may not be immediate, as a portion of the crew may be required to prepare the rig for such storage. Cold stacked rigs may require significant capital expenditures to return them to operation, making reactivation of such assets more financially demanding. The amount of capital expenditures required to return the cold stacked rig to operation will increase in proportion to the amount of time the rig is cold stacked.

Any violation of anti-bribery or anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act, or similar laws and regulations could result in significant expenses, divert management attention, and otherwise have a negative impact on us.
We operate in some countries known to have a reputation for corruption. We are subject to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, or FCPA, the United Kingdom Bribery Act 2010, or U.K. Bribery Act, and similar laws in other countries.
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
We may have significant financial commitments with respect to three newbuild high specification jackup rigs.
In connection with our acquisition of Prospector, we acquired subsidiaries that contracted for the construction of three newbuild high specification jackup rigs by Shanghai Waigaoqiao Ship Co. Ltd. (“SWS”) in China. At December 31, 2016, we had purchase commitments of $579 million due in 2017 on the construction of three high specification jackup rigs related to the Prospector acquisition, the Prospector 6, Prospector 7 and Prospector 8. The delivery of these newbuild rigs has been rescheduled to the fourth quarter of 2017.
Each of these rigs is being built pursuant to a contract between a subsidiary of Prospector and the shipyard, without a Paragon parent company guarantee or other direct recourse to any other subsidiary of Paragon other than the applicable subsidiary. In the event we are unable to extend delivery of any of the three high specification jackups, we will lose ownership of the applicable rig, at which time, the associated costs (primarily representing down-payments on these rigs, which have been written-off by us) will be forfeited. These subsidiaries have currently pre-paid to SWS 1%, 7% and 7%, respectively, of the purchase price for each newbuild pursuant to the contracts with SWS. Upon delivery, these subsidiaries will be required to pay the remaining purchase price in full for the newbuild being delivered, or $195 million, $192 million and $192 million, respectively. In 2016, we did not make any payments on the commitments related to the three high specification jackups and in the current business environment, we believe we are unlikely to acquire these drilling rigs.
While we would require an acceptable drilling contract to justify the purchase price, taking delivery of the newbuilds will require each of these subsidiaries to secure additional capital to finance the remaining purchase price, which they may not be able to obtain at all or on commercially acceptable terms.  Such financing may be increasingly difficult to secure during the pendency of the Bankruptcy cases.  Any financing may also be contingent upon securing a drilling contract for such newbuild.  Should one of these subsidiaries ultimately not accept delivery for a newbuild for any reason, they will forfeit any pre-paid portion of the purchase price to SWS, including any amounts paid in connection with any extensions of delivery.  In addition, SWS could pursue a contractual claim against our subsidiary holding the applicable newbuild contract for the remaining purchase price of such newbuild.  While SWS has no contractual recourse to any of our subsidiaries other than these subsidiaries holding the SWS contracts, if a court of competent jurisdiction finds that one or more of our other subsidiaries who are not party to such contracts are liable to SWS, it could have a material adverse effect on our business, financial condition and results of operations.
We can provide no assurance that our current backlog of contract drilling revenue will be ultimately realized.
As of December 31, 2016, our contract backlog was $242 million for contracted future work extending, in some cases, until 2018, with approximately 89% expected to be earned in 2017. Generally, contract backlog only includes future revenues under firm commitments; however, from time to time, we may report anticipated commitments for which definitive agreements have not yet been, but are expected to be, executed. We can provide no assurance that we will be able to perform under these contracts due to events beyond our control or that we will be able to ultimately execute a definitive agreement in cases where one does not currently exist. Moreover, we can provide no assurance that our customers will be able to or willing to fulfill their contractual commitments to us. Our inability to perform under our contractual obligations or to execute definitive agreements or our customers’ inability or unwillingness to fulfill their contractual commitments to us could have a material adverse effect on our business, financial condition and results of operations.
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
Our effective tax rate could be highly volatile due to legislative or operational changes.
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
A tax law was enacted in Brazil, effective January 1, 2015, that under certain circumstances would impose a 15% to 25% withholding tax on charter hire payments made to a non-Brazilian related party exceeding certain thresholds of total contract

value.   Although we believe that our operations are not subject to this law, the tax has been withheld at the source by our customer and we have recorded the amount withheld as tax expense. Discussions with our customer over the applicability of this legislation are ongoing.
On November 23, 2016, the U.K. government announced the Autumn Statement proposals, which included, among other provisions, rules with respect to tax deductions for interest expense, amendment to current loss relief rules, and anti-hybrid legislation. Finance Bill 2017 is expected to include these changes to the legislation. On December 14, 2016, the Luxembourg Parliament approved a law making changes to the Luxembourg corporate, personal, and value-added tax regimes. On December 27, 2016, the Luxembourg Tax Authorities issued a new Circulaire, effective January 1, 2017, that closely followed the application of the arm’s-length principle of the Organisation for Economic Co-operation and Development Transfer Pricing Guidelines, and made any existing unilateral transfer pricing rulings no longer valid as from that date. We are evaluating the impact to our operations as a result of these new legislations or impending changes.
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
There is increasing public and regulatory attention being paid to emissions of greenhouse gases, or GHGs, and climate change. Climate change, and the costs that may be associated with its impacts, and the regulation of GHGs have the potential to affect our business in many ways, including negatively impacting the costs we incur in providing our services, the demand for and consumption of our services (due to change in both costs and weather patterns), and the economic health of the regions in which we operate, all of which can create financial risks. In addition, legislative and regulatory responses related to GHGs and climate change create the potential for financial risk. There have been international efforts seeking legally binding reductions in emissions of GHGs. In addition, increased public awareness and concern may result in more state, regional or federal requirements to reduce or mitigate GHG emissions.
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
We may experience currency exchange losses, including negative tax effects on currency exchange fluctuations, where revenues are received or expenses are paid in nonconvertible currencies or where we do not hedge an exposure to a foreign currency. We may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available to the country of operation, controls over currency exchange or controls over the repatriation of income or capital.

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
We depend on digital technologies to conduct our offshore and onshore operations, to collect payments from customers and to pay vendors and employees. Threats to our information technology systems associated with cybersecurity risks and cyber- incidents or attacks continue to grow. In addition, breaches to our systems could go unnoticed for some period of time. Risks associated with these threats include disruptions of certain systems on our rigs; other impairments of our ability to conduct our operations; loss of intellectual property, proprietary information or customer data; disruption of our customer’s operations; loss or damage to our customer data delivery systems; and increased costs to prevent, respond to or mitigate cybersecurity events. If such a cyber-incident has occurred or were to occur, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
We pay dividends at the discretion of our Board of Directors. In November 2014, our Board of Directors declared a regular quarterly dividend of $0.125 per share, but in February 2015, we announced that we would be suspending the declaration and payment of dividends for the foreseeable future in order to preserve liquidity.  Any determination to declare a dividend, as well as the amount of any dividend that may be declared, would be based on the Board’s consideration of our financial position, earnings, earnings outlook, capital spending plans, outlook on current and future market conditions and business needs and other factors that our Board would consider relevant factors at that time. As proposed by the New Plan, we will not be paying any dividends following our emergence from bankruptcy.

Risks Related to the Spin-Off
The terms of our Separation from Noble, the related agreements and other transactions with Noble were determined by Noble and thus may be less favorable to us than the terms we could have obtained from an unaffiliated third party.
Prior to the completion of the Distribution, we entered into various agreements to complete the separation of our business from Noble and govern our ongoing relationships, including, among others, Master Separation Agreement, employee matters agreement, Tax Sharing Agreement and a transition services agreement relating to Noble’s offshore Brazil operations.
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

Offshore Fleet Table
The following table includes certain information concerning our offshore fleet at March 3, 2017. The table does not include any units owned by operators for which we had labor contracts. We operate and own all of the units included in the table.
Our Revolving Credit Facility and Term Loan Facility are secured by substantially all of our rigs, excluding the two Prospector rigs in operation and the three Prospector rigs in the shipyard.

Name	Make	Year Built/Rebuilt(1)	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status(2)
Semisubmersible — 1
Paragon MSS1 (3)	Offshore Co. SCP III Mark 2	1979 / 2000 R	1,500	25,000	U.K.	Active

Drillships — 4
Noble Duchess	Conversion	1950 / 2012 R	1,500	25,000	U.A.E.	Stacked
Paragon DPDS2	Gusto Engineering Pelican Class	1978 / 2012 R	5,600	20,000	Puerto Rico	Stacked
Paragon DPDS1	Gusto Engineering Pelican Class	1979 / 2009 R	5,000	25,000	GOM	Stacked
Paragon DPDS3	NAM Nedlloyd-C	1963 / 2013 R	7,200	25,000	Puerto Rico	Stacked

Standard Specification, Independent Leg Cantilevered Jackups — 32
Paragon C20051 (3)	CFEM T-2005-C	1982 / 2005 R	360	30,000	The Netherlands	Active
Paragon M841	MLT Class 84-E.R.C.	1975 / 1997 R	390	25,000	GOM	Stacked
Paragon C20052 (3)	CFEM T-2005-C	1982	300	30,000	The Netherlands	Active
Paragon M821	MLT Class 82-C	1976 / 2003 R	250	20,000	GOM	Stacked
Paragon M1161	MLT Class 116-C	1980	300	25,000	India	Active
Paragon B152	Baker Marine BMC 150	1982 / 2004 R	150	20,000	U.A.E.	Active
Paragon M823	MLT Class 82-SD-C	1979 / 1999 R	250	20,000	GOM	Stacked
Noble Ed Holt	Levingston Class 111-C	1981 / 2003 R	300	25,000	India	Active
Paragon M825	MLT Class 82-SD-C	1984 / 2003 R	250	20,000	Cameroon	Stacked
Paragon M842	MLT Class 84-E.R.C.	1975 / 1995 R	390	25,000	Mexico	Stacked
Paragon L1116	Levingston Class 111-C	1977 / 1996 R	300	25,000	GOM	Stacked
Paragon L785	F&G L-780 MOD II	1981 / 1995 R	300	25,000	Malaysia	Stacked
Paragon HZ1 (3)	NAM Nedlloyd-C	1981	250	25,000	The Netherlands	Active
Paragon L1111	Levingston Class 111-C	1982 / 2004 R	300	30,000	U.A.E.	Stacked
Paragon L1115	Levingston Class 111-C	1977 / 2001 R	300	25,000	U.A.E.	Stacked
Paragon L784	F&G L-780 MOD II	1982 / 2002 R	300	25,000	U.A.E.	Stacked
Paragon L1113	Levingston Class 111-C	1975 / 1995 R	300	25,000	GOM	Stacked
Paragon B301	Baker Marine BMC 300	1976 / 1993 R	300	25,000	GOM	Stacked
Paragon B391 (3)(4)	BMC 300 Harsh Weather Class	1982 / 2001 R	390	25,000	U.K.	Active
Paragon L786	F&G L-780 MOD II	1982 / 1998 R	300	25,000	India	Active
Paragon M531	MLT Class 53-E.R.C.	1972 / 1998 R	390	25,000	GOM	Stacked
Paragon M826	MLT Class 82-SD-C	1983 / 1990 R	250	20,000	U.A.E.	Stacked
Paragon C461 (3)	MSC/CJ-46	1982	250	25,000	The Netherlands	Stacked
Paragon L782	F&G L-780 MOD II	1981 / 1995 R	300	25,000	Cameroon	Stacked
Paragon C462 (3)	MSC/CJ-46	1982	250	25,000	The Netherlands	Stacked
Paragon C463 (3)	MSC/CJ-46	1982	250	25,000	The Netherlands	Stacked
Paragon L781	F&G L-780 MOD II	1982 / 1998 R	300	25,000	GOM	Stacked
Paragon M1162	MLT Class 116-C	1979 / 2009 R	300	25,000	U.A.E.	Active
Paragon L1114	Levingston Class 111-C	1982	300	25,000	GOM	Stacked
Paragon M824	MLT Class 82-SD-C	1982	250	25,000	GOM	Stacked
Paragon L783	F&G L-780 MOD II	2003 R	300	25,000	Cameroon	Stacked

Name	Make	Year Built/Rebuilt(1)	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status(2)
Dhabi II	Baker Marine BMC 150 ILC	1981 / 2006 R	120	20,000	U.A.E.	Active
High Specification, Heavy Duty, Harsh Environment Jackups — 2
Prospector 1 (3)	Friede and Goldman JU-2000E	2013	400	35,000	The Netherlands	Active
Prospector 5 (3)	Friede and Goldman JU-2000E	2014	400	35,000	U.K.	Active
Footnotes to Drilling Fleet Table

1.	Rigs designated with an “R” were modified, refurbished or otherwise upgraded, in the year indicated, by capital expenditures in an amount deemed material by management.

2.
Rigs listed as “Active” were either operating under contract or were actively seeking contracts. Rigs listed as “Stacked” are idle without a contract and may not be actively marketed in present market conditions.

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
ITEM 3.    LEGAL PROCEEDINGS
Additional information regarding legal proceedings, including our Bankruptcy cases, is set forth in Part II, Item 8, Note 1 - “Organization, Current Events and Basis of Presentation” and Note 19 - “Commitments and Contingencies” .
As of December 31, 2016, we were involved in a number of lawsuits and matters which have arisen in the ordinary course of business for which we do not expect the liability, if any, to have a material adverse effect on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. We cannot predict with certainty the outcome or effect of pending or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome could materially differ from management’s current estimates.
On August 23, 2016, we received notice from the Brazilian Institute of Environmental and Renewable Natural Resources (“IBAMA”) regarding an infraction that occurred on a Noble vessel operated by our subsidiary prior to the Spin-Off. The infraction related to an incident onboard the Noble Dave Beard in May 2011 regarding the discharge of oil into the sea and the subsequent communication to IBAMA regarding such discharge. We filed an administrative defense to the infraction on September 12, 2016. As the incident related to a Noble vessel prior to the Spin-Off, we intend to seek indemnification from Noble with respect to any fines assessed by IBAMA regarding this incident pursuant to the Brazil Transition Services Agreement.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Shares and Related Shareholder Information
Our shares began regular-way trading on the NYSE on August 4, 2014. On December 17, 2015, we received a letter from the NYSE notifying us that the NYSE had suspended trading in our shares effective immediately. The NYSE determined that the Company’s ordinary shares were no longer suitable for listing based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE’s Listed Company Manual. The last day that the Company’s ordinary shares traded on the NYSE under the symbol “PGN” was December 17, 2015. On December 18, 2015, the Company’s ordinary shares began trading on the OTC Market Group Inc.’s OTCQX market under the ticker symbol “PGNPF.” Upon filing our voluntary petitions for relief under chapter 11 of the Bankruptcy Code, we began trading on the OTC Pink under the symbol “PGNPQ”. On March 3, 2017 the closing price of our shares as reported by the OTC Pink was $0.07 per share.

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

On March 3, 2017, there were 88,641,896 shares outstanding held by 217 shareholder accounts of record. On November 7, 2014, our Board of Directors declared an interim cash dividend of $0.125 per fully diluted share. The dividend was paid on November 25, 2014 to holders of record on November 17, 2014. In February 2015, we announced that we would be suspending the declaration and payment of dividends for the foreseeable future in order to preserve liquidity.
The following table includes, for the periods indicated, the high and low sales prices and dividends or returns of capital declared and paid in U.S. dollars on the OTC Pink, OTCQX or NYSE (as applicable), for the quarters presented. Prices represent inter-dealer quotations without adjustments for markups, markdowns, and commissions, and may not represent actual transactions.

2016	High	Low
Fourth quarter	$0.77	$0.15
Third quarter	0.81	0.38
Second quarter	1.09	0.25
First quarter	0.37	0.07

2015
Fourth quarter	$0.34	$0.06
Third quarter	1.15	0.22
Second quarter	2.19	1.08
First quarter	3.40	1.05
The declaration and payment of dividends requires authorization of our Board of Directors provided that such dividends on issued share capital may be paid only out of our “distributable reserves” on our statutory balance sheet. We are not permitted to pay dividends out of share capital, which includes share premiums. Any determination to declare a dividend, will be based on our board’s consideration of our financial position, earnings, earnings outlook, capital spending plans, outlook, business needs and other factors that our board considers relevant factors at that time. As proposed by the New Plan, if approved, we will not be paying any dividends following our emergence from bankruptcy.

Share Performance Graph
This graph shows the cumulative total shareholder return of our shares for the period commencing August 4, 2014 (the day our common shares began regular-way trading) and ending December 31, 2016. The graph also shows the cumulative total returns for the same period of the S&P Small Cap 600 Index and the Dow Jones U.S. Oil Equipment & Services Index. The graph assumes that $100 was invested in our shares and the two indices on August 4, 2014 and that all dividends or distributions and returns of capital were reinvested on the date of payment.

	INDEXED RETURNS
Company Name / Index	8/4/2014	12/31/2014	6/30/2015	12/31/2015	6/30/2016	12/31/2016
Paragon Offshore	$100.00	$25.86	$10.18	$0.84	$7.00	$2.15
S&P Small Cap 600 Index	100.00	107.75	112.24	105.63	112.20	133.68
Dow Jones U.S. Oil Equipment & Services	100.00	71.07	70.17	55.10	61.43	70.15
Investors are cautioned against drawing any conclusions from the data contained in the graph, as past results are not necessarily indicative of future performance.
The above graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
The following table includes our selected consolidated financial data over the five-year period ended December 31, 2016, which information is derived from our audited consolidated financial statements. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in our financial statements included in Item 8,“Financial Statements and Supplementary Data”.

	Year Ended December 31,
(In thousands, except per share amounts and percentages)	2016	2015	2014	2013	2012
Statement of Operations Data:
Operating revenues	$636,176	$1,492,428	$1,993,762	$1,893,002	$1,541,857
Operating income (loss)	(169,376)	(941,374)	(524,677)	453,745	176,712
Loss on impairments (1)	(129,915)	(1,181,358)	(1,059,487)	(43,688)	—
Reorganization items, net (2)	(70,670)	—	—	—	—
Net income (loss) attributable to Paragon Offshore	(338,356)	(999,643)	(646,746)	360,305	126,237

Per Share Data (3):
Earnings (loss) per share - basic and diluted	$(3.87)	$(11.65)	$(7.63)	$4.25	$1.49
Weighted average shares outstanding - basic and diluted	87,534	85,785	84,753	84,753	84,753

Balance Sheet Data (at end of period):
Cash and cash equivalents (4)	$883,794	$773,571	$56,772	$36,581	$70,538
Property and equipment, net	812,772	1,111,098	2,410,360	3,459,684	3,551,813
Total assets (5)	1,903,731	2,362,847	3,230,170	3,982,799	4,118,072
Long-term debt (5) (6)	165,963	2,538,444	1,865,220	1,561,141	339,806
Total debt (5) (6) (7)	195,700	2,579,073	2,137,386	1,561,141	339,806
Liabilities subject to compromise (8)	2,344,563	—	—	—	—
Total Paragon equity (deficit)	(832,757)	(506,590)	491,608	2,005,333	3,365,232

Cash Flows Data:
Net cash from operating activities	$253,372	$483,733	$696,989	$822,475	$405,484
Net cash from investing activities	(70,339)	(204,444)	(453,218)	(317,726)	(540,867)
Net cash from financing activities	(72,810)	437,510	(223,580)	(538,706)	130,154

Other Data (9):
Working capital	$836,959	$869,034	$(9,000)	$217,450	$253,816
Average dayrate (10)
Jackups	$105,526	$121,980	$115,622	$102,974	$88,120
Floaters	283,799	262,521	290,408	261,827	236,767
Average utilization (11)
Jackups	34%	62%	79%	90%	81%
Floaters	20%	75%	76%	66%	62%
Total capital expenditures	$43,405	$202,909	$261,641	$366,361	$532,404

(1)	See Part II, Item 8, Note 5 - “Property and Equipment and Other Assets” for discussion on the non-cash impairment losses recognized.

(2)	See Part II, Item 8, Note 10 - “Reorganization Items” for discussion on reorganization items.

(3)
No earnings were allocated to unvested share-based payment awards in our earnings per share calculation for the years ended December 31, 2016, 2015 and 2014 due to our net losses in those years. Our basis of presentation related to weighted average unvested shares outstanding for all periods prior to the Spin-Off does not include our unvested restricted stock units that were granted to our employees in conjunction with Paragon’s 2014 Employee Omnibus Incentive Plan. As a result, we also have no earnings allocated to unvested share-based payment awards in our earnings per share calculation for periods prior to the Spin-Off.

(4)	Consists of cash and cash equivalents as reported on our Consolidated Balance Sheets.

(5)
In the first quarter of 2016, we adopted the guidance issued by the FASB in April 2015 in ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Debt issuance cost are presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount and are being amortized over the life of the debt. In our December 31, 2015 and 2014 balance sheet data presented in this five-year table, we reclassified $21 million and $23 million, respectively, of debt issuance costs for our Senior Notes, Term Loan Facility, and Sale-Leaseback Transaction from “Other assets” to “Long-term debt” to conform to the current period presentation of debt issuance costs.

(6)
Predecessor historical long-term debt and total debt represent outstanding indebtedness under Noble’s commercial paper program which was repaid with payments from Paragon to Noble in connection with the Spin-Off. See note (8) for long-term debt balance as of December 31, 2016.

(7)	Consists of long-term debt and current portion of long-term debt.

(8)
As a result of the filing of the Bankruptcy cases on February 14, 2016, we have classified pre-petition liabilities that may be affected by a plan of reorganization as liabilities subject to compromise in our consolidated financial statements as of December 31, 2016. The Revolving Credit Facility, Senior Notes, and Term Loan Facility may be affected by a plan of reorganization which is subject to confirmation by the Bankruptcy Court. As such, the outstanding balances of these debt instruments and related accrued pre-petition interest (for the Senior Notes only), unamortized debt issuance costs and unamortized discount (for Term Loan Facility only) have been classified as liabilities subject to compromise in the Consolidated Balance Sheet as of December 31, 2016. See Part II, Item 8, Note 9 - “Liabilities Subject to Compromise” for additional discussion on the amounts currently classified as liabilities subject to compromise.

(9)
Other Data for our Predecessor includes results from two standard specification jackups and one standard specification floater to be retained by Noble and one jackup sold by Noble in July 2013 and two submersibles sold by Noble in January 2014.

(10)
See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Outlook and Results of Operations” for a discussion of trends in the industry relating to dayrates and the impact of average dayrates on our operating results.

(11)
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
The following discussion is intended to assist you in understanding our financial position at December 31, 2016 and 2015, and our results of operations for each of the years in the three-year period ended December 31, 2016, and should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8, “Financial Statements and Supplementary Data”.
OVERVIEW
Our 2016 financial and operating results include:

•	operating revenues totaling $636 million;

•	net loss of $338 million or a loss of $3.87 per diluted share;

•	pre-tax impairment charge of $130 million; and

•	net cash from operating activities totaling $253 million
The Company
We are a global provider of offshore drilling rigs. Our fleet includes 34 jackups (including two high specification heavy duty/harsh environment jackups), four drillships and one semisubmersible. Our primary business is contracting our rigs, related equipment and work crews to conduct oil and gas drilling and workover operations for our exploration and production customers on a dayrate basis around the world.
We operate in significant hydrocarbon-producing geographies throughout the world, including the North Sea, the Middle East and India. As of December 31, 2016, our contract backlog was $242 million and included contracts with national, international and independent oil and gas companies.
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
Chapter 11 Filing
On February 14, 2016, the Debtors filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On April 19, 2016, the Bankruptcy Court approved the Company’s disclosure statement and certain amendments to the Original Plan. On August 15, 2016, the Debtors filed certain amendments to the Original Plan and a supplemental disclosure statement with the Bankruptcy Court. By oral ruling on October 28, 2016, and by written order dated November 15, 2016, the Bankruptcy Court denied confirmation of the Debtors’ amended Original Plan. Consequently, on November 29, 2016, the Noteholder Group terminated the PSA effective as of December 2, 2016.
On February 7, 2017, the Company filed the New Plan and related disclosure statement with the Bankruptcy Court. The New Plan provides for, among other things, the elimination of approximately $2.4 billion of previously existing debt in exchange for a combination of cash, debt and new equity. Existing shareholders of the Company will not receive a recovery under the New Plan. The New Plan will be subject to the usual and customary conditions to plan confirmation, including obtaining the requisite vote of creditors and the approval of the Bankruptcy Court.
Since the filing date, the Debtors have operated their business as “debtors-in-possession”. Under the Bankruptcy cases, the Debtor’s trade creditors and vendors are being paid in full in the ordinary course of business and all of the Company’s contracts have remained in effect in accordance with their terms preserving the rights of all parties.
As required by FASB ASC 852, Reorganizations (“ASC 852”) we intend to adopt fresh start accounting upon emergence from chapter 11 of the Bankruptcy Code.
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
The Prospector acquisition expanded and enhanced our global fleet by adding two high specification jackups (the Prospector 1 and Prospector 5) at the date of acquisition for use in the U.K. sector of the North Sea. Additionally, three subsidiaries of Prospector contracted for the construction of three high specification jackup rigs, the Prospector 6, Prospector 7 and Prospector 8 by Shanghai Waigaoqiao Ship Co. Ltd. (“SWS”) in China. In December 2016, we agreed with SWS to an extension of the delivery of the Prospector 6, Prospector 7 and Prospector 8 to the fourth quarter of 2017. Each newbuild has been built pursuant to a contract between one of these subsidiaries and SWS, without our parent company guarantee or other direct recourse to any of our subsidiaries other than the applicable subsidiary. The Prospector subsidiaries were not included in the Bankruptcy cases. See Part I, Item 1A, “Risk Factors - Risk Factors Related to Our Business”.
Basis of Presentation
The financial information contained within this report includes periods prior to the Spin-Off on August 1, 2014.  For these periods prior to the Spin-Off, the consolidated financial statements and related discussion of financial condition and results of operations include historical results of our Predecessor, which comprised most of Noble’s standard specification drilling fleet and related operations. We consolidate the historical financial results of our Predecessor in our consolidated financial statements for all periods prior to the Spin-Off. All financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows of Paragon. For more detailed information, refer to Item 8, “Financial Statements and Supplementary Data”.
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon obtaining the requisite vote of creditors and the Bankruptcy Court’s approval of our plan of reorganization as described below. This represents a material uncertainty related to events and conditions that raises substantial doubt on our ability to continue as a going concern and, therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business.
MARKET OUTLOOK
Brent crude oil prices are a key factor in determining our customers’ current activity levels, as well as a critical input customers use to set future budgets and define drilling programs. In the fourth quarter of 2016, Brent prices rose nearly 16% from the September 30, 2016 closing price of $49.06 per barrel following the announcement of an OPEC agreement to limit production, closing at $56.82 per barrel on December 31, 2016. For the full year 2016, Brent crude finished 52% higher than its closing price of $37.28 per barrel on December 31, 2015. Year-to-date, as of March 3, 2017, Brent crude oil prices have declined by approximately 2% to $55.90 per barrel.
Fixture activity in the fourth quarter of 2016 for both jackups and floaters increased as compared to the third quarter of 2016. According to industry data, there were 56 new jackup contract announcements or fixtures during the fourth quarter of 2016 compared to 46 new fixtures during the third quarter of 2016. Both totals exclude instances where companies mutually agreed to renegotiate dayrates which numbered five and zero in the fourth and third quarters of 2016, respectively. Nineteen of the fixtures in the fourth quarter of 2016 were between a Chinese drilling contractor and a Chinese oil company and generally not considered to be competitive opportunities for international drilling contractors. This is consistent with activity from the fourth quarter 2015 where 16 of the fixtures were between a Chinese drilling contractor and a Chinese oil company.
Activity for jackups was lower than in fourth quarter of 2015, when 60 new fixtures were reported. In the floater segment, there was an increase in activity quarter-on-quarter with 31 new fixtures and 2 renegotiations during the fourth quarter of 2016 compared to 21 new fixtures and 2 renegotiations during the third quarter of 2016. New contracting activity for floaters was higher year-on-year when compared with fourth quarter 2015, which saw 28 new fixtures and no renegotiations.
Average jackup dayrates for new fixtures in the fourth quarter of 2016 were approximately $74,000. This is below the average new jackup fixture dayrate of $77,000 for the third quarter of 2016, excluding a $275,000 per day fixture for a high specification jackup in the Norwegian sector of the North Sea, a region not comparable to the rest of the global market due to the special technical requirements of jackups which operate in those waters. Compared to $113,000 per day for the average new dayrate fixture in the fourth quarter of 2015, dayrates in fourth quarter of 2016 were 34% lower.

During the fourth quarter of 2016, dayrates for new floater fixtures fell 9% quarter-over-quarter, averaging approximately $241,000 per day compared to $264,000 per day in the third quarter of 2016. New floater fixture dayrates in the fourth quarter 2016 were 11% lower than the average in fourth quarter 2015 of $271,000 per day. The dayrate data is based on information provided by third party sources and excludes fixtures for which no dayrate has been publicly reported.
As of February 1, 2017, there were 103 jackup drilling rigs under construction according to third party data sources. These rigs are currently scheduled for delivery between 2017 through as late as 2020. Certain drilling contractors with jackups under construction, including Paragon, have reported that they have reached agreements with the shipyards where their rigs are under construction to delay the delivery of their rigs as a result of the challenging market environment. This combination of new supply and lower activity levels has negatively impacted the contracting environment, and has intensified price competition. If this persists, we could be required to increase our capital investment to keep our jackup rigs competitive or to stack or scrap rigs that are no longer marketable in the current environment.
In addition, there are reported to be 48 floating rigs under construction or on order according to third party data sources with deliveries between 2017 and 2020. Break even oil prices for projects requiring the use of floating assets are significantly higher than for projects requiring jackup rigs. Also, a greater portion of the industry’s exploration work is done in deepwater as compared to shallow water and exploration budgets are often reduced or eliminated in periods of low commodity prices. We believe these factors will continue to put pressure on the dayrates and utilization for floating assets for the next several years. We also believe that older floating assets will be at a disadvantage in securing new work because new floating rigs offer greater technical capabilities and efficiencies, which is generally not the case in the jackup segment.
Despite the increase in commodity prices during 2016 and the agreement announced in the fourth quarter of 2016 by OPEC to limit oil production beginning January 2017, there has not been a significant increase in either dayrates or utilization for offshore contract drilling companies. Thus, we remain cautious in our near-term outlook. Third party surveys of expected capital spending by upstream oil and gas companies suggest that there could be an increase in capital spending in 2017 onshore North America, where breakeven costs are expected to be below offshore breakeven costs. We believe a natural progression of increased industry activity would be for our customers to begin to pursue shallow water opportunities utilizing jackup rigs followed by an eventual recovery for deep and ultradeepwater projects utilizing floating rigs. However, we cannot predict when this increase in activity across the various segments may occur. While Paragon is positioning itself to benefit from an eventual industry recovery, we are not expecting one in the immediate future and we may experience low dayrates relative to historical highs and low utilization levels for some time.
Contract Drilling Services Backlog
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table includes, as of December 31, 2016, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

	For the Years Ending December 31,
(Dollars in millions)	Total	2017	2018

Drilling service backlog	$242	$215	$27
Percent of available days committed (1)		21%	6%

(1)
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

Our contract drilling services backlog typically reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to realize. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. As of December 31, 2016, our contract drilling services backlog did not include any letters of intent.
Petrobras has contested the term of each of our drilling contracts for the Paragon DPDS2 and the Paragon DPDS3 in connection with the length of prior shipyard projects relating to these rigs and released the Paragon DPDS2 effective September

29, 2015. Under our interpretation of the contract, the Paragon DPDS3 was scheduled to work until August 2017. However, in accordance with Petrobras’ interpretation of the contract, the Paragon DPDS3 was released in August 2016. Both rigs are currently stacked in a shipyard in Puerto Rico and Paragon is winding down its operational presence in Brazil. Backlog related to this dispute is not included in our reported backlog as of December 31, 2016. Paragon will vigorously pursue all legal remedies available to us under these contracts.
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

RESULTS OF OPERATIONS
2016 Compared to 2015
Net loss for 2016 was $338 million, or a loss of $3.87 per diluted share, on operating revenues of $636 million, compared to a net loss for 2015 of $1.0 billion, or a loss of $11.65 per diluted share, on operating revenues of $1.5 billion.
Rig Utilization, Operating Days and Average Dayrates
Our operating results for contract drilling services segment are dependent on two primary metrics: rig utilization and dayrates. The following table includes the average rig utilization, operating days, and average dayrates for our rig fleet for 2016 and 2015:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
(Dollars in thousands)	2016	2015	2016	2015	% Change	2016	2015	% Change

Jackups	34%	62%	4,282	7,680	(44)%	$105,526	$121,980	(13)%
Floaters	20%	75%	434	1,645	(74)%	283,799	262,521	8%
Total	32%	64%	4,716	9,325	(49)%	$121,919	$146,779	(17)%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold-stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet.

(2)	Information reflects the number of days that our rigs were operating under contract.

Operating Results
The following table includes our operating results for the years ended December 31, 2016 and 2015.

			Change
(Dollars in thousands)	2016	2015	$	%

Operating revenues
Contract drilling services	$574,976	$1,368,731	$(793,755)	(58)%
Labor contract drilling services	16,876	29,108	(12,232)	(42)%
Reimbursables and other	44,324	94,589	(50,265)	(53)%
	636,176	1,492,428	(856,252)	(57)%
Operating costs and expenses
Contract drilling services	$360,783	$769,373	$(408,590)	(53)%
Labor contract drilling services	13,691	20,599	(6,908)	(34)%
Reimbursables	37,366	81,291	(43,925)	(54)%
Depreciation and amortization	220,237	339,268	(119,031)	(35)%
General and administrative	43,560	59,475	(15,915)	(27)%
Loss on impairments	129,915	1,181,358	(1,051,443)	(89)%
Gain on sale of assets, net	—	(13,217)	13,217	**
Gain on repurchase of long-term debt	—	(4,345)	4,345	**
	805,552	2,433,802	(1,628,250)	(67)%
Operating loss	$(169,376)	$(941,374)	$771,998	(82)%

**	Not a meaningful percentage.

Contract Drilling Services Operating Revenues—Changes in contract drilling services revenues for the current year as compared to the prior year were driven by a 49% decrease in operating days which negatively impacted revenues by $733 million. This was coupled with a 17% decrease in average dayrates, which resulted in a $61 million decrease in revenues from the prior year.
The decrease in contract drilling services revenues was attributed to both our floaters and jackups which experienced decreases of $309 million and $485 million, respectively, in the current year as compared to the prior year.
The decrease in floater revenues of $309 million in the current year was driven by a 74% decrease in operating days partially offset by a 8% increase in average dayrates which resulted in a $318 million decrease and a $9 million increase in revenues, respectively, from the prior year.
The decrease in operating days for our floaters in the current year as compared to the prior year was primarily attributable to Noble Duchess and Paragon DPDS2, which were uncontracted for all of the current year but experienced utilization in India and Brazil, respectively, in the prior year. Paragon MSS1 operating in the North Sea, Paragon MSS2 and Paragon DPDS3 both operating in Brazil also experienced a decrease in operating days in the current year as compared to the prior year. The overall increase in average dayrates in the current year resulted from additional revenue earned for unused shipyard days upon contract completion of Paragon MSS2 in the second quarter of 2016.
The $485 million decrease in jackup revenues in the current year was driven by a 44% decrease in jackup operating days which resulted in a $414 million decrease in revenues. This was coupled with a 13% decrease in average dayrates which resulted in decreased revenues of $71 million from the prior year.
The decrease in jackup operating days was primarily related to the rigs operating in Mexico, Paragon M841, Paragon M824, Paragon B301, Paragon L1113, Paragon L781, Paragon M842, and Paragon M821 which were uncontracted for a portion of the current year but were contracted for a greater portion of the prior year. The remaining decrease in operating days is due to Paragon L785 operating in Southeast Asia, Paragon M825, Paragon M826, Paragon L782 and Paragon L783 operating in West Africa, Paragon L1115, Paragon M1162 and Dhabi II operating in the Middle East, and Paragon C461, Paragon C462, Paragon C463, Paragon C20051, Paragon HZ1, Paragon B391, Paragon C20052 and Prospector 1 operating in the North Sea which were uncontracted for a portion of the current year but were contracted for all or a greater portion of the prior year. The decrease in operating days was partially offset by 229 additional operating days in the current year attributable to Paragon L784, Paragon M1161 and Paragon L786 operating in India and 197 additional operating days in the current year attributable to Noble Ed Holt operating in India.
The decrease in jackup average dayrates during the current year was due to an overall decrease in dayrates across our fleet. The decrease in average dayrates was offset by the realization of higher dayrates on contracts for Paragon M842 operating in Mexico, Paragon M826 operating in West Africa, Paragon L784 operating in the Middle East and Prospector 5 operating in the North Sea.
Contract Drilling Services Operating Costs and Expenses — The decrease in contract drilling services operating costs and expenses of $409 million in the current year as compared to the prior year was related to reduced operating days across our fleet as well as cost reduction initiatives implemented across our operations as part of the Company’s strategy to focus on fewer markets and utilize a smaller fleet. In the current year, we initiated a workforce reduction program to align the size and composition of Paragon’s workforce with the Company’s strategy. As a result, we recorded restructuring expense of $12 million consisting of employee severance and other termination benefits in the current year.
Labor Contract Drilling Services Operating Revenues and Costs and Expenses — The decline in revenues and expenses associated with our Canadian labor contract drilling services was primarily related to the termination of the labor contract with Hibernia Management and Development Ltd. in June 2016.
Reimbursables Operating Revenues and Costs and Expenses — Margin on our reimbursables remained relatively constant. We record reimbursements from customers for “out-of-pocket” expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Reimbursables in both the current year and prior year include the services we provided to Noble in Brazil, on a cost-plus basis, as part of the Transition Services Agreement entered into in connection with the Spin-Off. We provided both rig-based and shore-based support services to Noble through the term of Noble’s rig contract pursuant to the transition service agreement for Brazil. Noble’s contract in Brazil and the services provided by us concluded in the second quarter of 2016 (See Item 8, Note 19 - “Commitments and Contingencies” for additional detail).
Depreciation and Amortization — Depreciation and amortization decreased $119 million in the current year as compared to the prior year primarily as a result of lower depreciation on assets subject to the impairment charges taken in the third and fourth quarters of 2015.
General and Administrative — General and administrative expenses decreased $16 million in the current year as compared to the prior year. In the prior year, these expenses included professional fees of $9 million incurred in connection with our financial restructuring prior to filing for bankruptcy. In the current year, all professional fees related to the bankruptcy are included in “Reorganization items, net.” The remaining decrease of $7 million was primarily attributable to cost reduction initiatives implemented across the Company.
Loss on Impairment — We identified indicators of impairment in the fourth quarter of 2016, including the possibility for the continued reduction in contracting activity from the delay in our emergence from bankruptcy after the Bankruptcy Court denied confirmation of our Original Plan; no significant improvement in the drilling market in 2016 coupled with our decision to exit our operations in Brazil; and a change of the Company’s strategy to focus on fewer markets and utilize a smaller fleet. Because of these indicators, we performed an impairment assessment of our rig fleet and recorded an impairment loss of $130 million, consisting of $98 million related primarily to six jackups and $32 million related to other capital spares.
During the prior year, we also recorded an impairment loss of $1.1 billion on five floaters, sixteen jackups, deposits related to the three high specification jackups and capital spares. In addition, we determined goodwill was impaired and recorded an impairment loss of $37 million in 2015.
Gain on sale of assets, net — Gain on sale of assets, net during the prior year was attributable to the sale of two of our rigs, Paragon M822 and Paragon DPDS4, partially offset by a loss on the sale and disposal of drill pipe.
Gain on repurchase of long-term debt — In the prior year, we repurchased and canceled an aggregate principal amount of $11 million of our senior notes at an aggregate cost of $7 million including accrued interest. As a result of the repurchases, we recognized a total gain on debt retirement, net of the write-off of issuance costs, of approximately $4 million in the prior year.
Other Expenses
Income tax provision/benefit — Our income tax provision increased $93 million in the current year compared to the prior year, primarily due to the tax benefit of prior year aggregate impairment loss of $1.2 billion, the underlying changes in the profitability and loss associated with our operations in various jurisdictions, including current year valuation allowance in certain jurisdictions, and certain discrete tax items.
Reorganization items, net — The Company uses “Reorganization items, net” to reflect the expenses that are the direct result of the reorganization of the business. Reorganization items of $71 million in the current year primarily relate to professional fees for legal and financial advisors incurred in connection with preparation and handling of the Bankruptcy cases. During the current year, the Company paid cash of approximately $45 million for reorganization items. (See Item 8, Note 10, “Reorganization Items” for additional detail).

2015 Compared to 2014
Our results of operations for the year ended December 31, 2015 consist of the consolidated results of Paragon while our results of operations for the year ended December 31, 2014 consist of results of Paragon for the five months ended December 31, 2014, and the results of our Predecessor for the prior months.
Net loss for 2015 was $1.0 billion, or a loss of $11.65 per diluted share, on operating revenues of $1.5 billion, compared to a net loss for 2014 of $647 million, or a loss of $7.63 per diluted share, on operating revenues of $2.0 billion.

Rig Utilization, Operating Days and Average Dayrates
Our operating results for contract drilling services segment are dependent on two primary metrics: rig utilization and dayrates. The following table includes the average rig utilization, operating days, and average dayrates for our rig fleet for 2015 and 2014:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
(Dollars in thousands)	2015	2014	2015	2014	% Change	2015	2014	% Change

Jackups	62%	79%	7,680	10,188	(25)%	$121,980	$115,622	5%
Floaters	75%	76%	1,645	2,371	(31)%	262,521	290,408	(10)%
Total (3)	64%	78%	9,325	12,559	(26)%	$146,779	$148,620	(1)%

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

(4)	Excludes the Paragon FPSO1, which was retired from service in 2014.

Operating Results
The following table includes our operating results for the years ended December 31, 2015 and 2014.

			Change
(Dollars in thousands)	2015	2014	$	%

Operating revenues
Contract drilling services	$1,368,731	$1,866,497	$(497,766)	(27)%
Labor contract drilling services	29,108	33,401	(4,293)	(13)%
Reimbursables and other (1)	94,589	93,864	725	1%
	1,492,428	1,993,762	(501,334)	(25)%
Operating costs and expenses
Contract drilling services	769,373	890,694	(121,321)	(14)%
Labor contract drilling services	20,599	24,774	(4,175)	(17)%
Reimbursables (1)	81,291	77,843	3,448	4%
Depreciation and amortization	339,268	422,235	(82,967)	(20)%
General and administrative	59,475	62,081	(2,606)	(4)%
Loss on impairments	1,181,358	1,059,487	121,871	12%
Gain on sale of assets, net	(13,217)	—	(13,217)	**
Gain on repurchase of long-term debt	(4,345)	(18,675)	14,330	(77)%
	2,433,802	2,518,439	(84,637)	(3)%
Operating loss (2)	$(941,374)	$(524,677)	$(416,697)	79%

**	Not a meaningful percentage.

(1)
We record reimbursements from customers for “out-of-pocket” expenses as operating revenues and the related direct costs as operating expenses. Reimbursables in the current and prior year also include the services we provide Noble in Brazil as part of the Transition Services Agreement entered into in connection with the Spin-Off. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows. See below for additional explanation on the increase in the current year as compared to the prior year.

(2)	The rigs retained and sold by Noble represent revenues and costs of $117 million and $72 million, respectively, for the year ended December 31, 2014.
Contract Drilling Services Operating Revenues—Changes in contract drilling services revenues for 2015 as compared to 2014 were driven by a 26% decrease in operating days which negatively impacted revenues by $501 million. This decrease was partially offset by a slight increase in revenues of $3 million attributable to changes in dayrates.
The decrease in contract drilling services revenues was attributed to both our floaters and jackups which experienced decreases of $257 million and $241 million, respectively, in 2015 as compared to 2014.
The decrease in floater revenues of $257 million in 2015 was driven by a 31% decrease in operating days coupled with a 10% decrease in average dayrates which resulted in a $211 million and a $46 million decrease in revenues, respectively, from 2014.
The decrease in both average dayrates and operating days for our floaters was primarily due to the Paragon DPDS1 which was uncontracted for all of 2015 but experienced full utilization in Brazil during 2014. The decrease is also due to the Noble Driller, which was retained by Noble after the Separation.
The $241 million decrease in jackup revenues in 2015 was driven by a 25% decrease in jackup operating days which resulted in a $290 million decrease in revenues. This decline was partially offset by a 5% increase in average dayrates which positively impacted revenues by $49 million from 2014.
The decrease in jackup operating days was due to seven of our rigs in Mexico, which were uncontracted for a portion of 2015 but experienced close to full utilization during 2014. The decrease was also the result of the Noble Alan Hay and the Noble David Tinsley, which were retained by Noble after the Separation. In January 2015, we sold the Paragon M822 which worked 129 days in 2014. The remaining decrease in operating days is primarily due to the Paragon L785 currently in Asia, the Paragon M826 and the Paragon L783 currently in Africa, the Paragon C20052 currently in the North Sea, the Noble Ed Holt currently in India and Paragon L784 currently in the Middle East which were uncontracted for all or a portion of 2015 but were contracted for most of 2014. The decrease in operating days was partially offset by 749 additional operating days in 2015 due to the Prospector 1, Prospector 5, and the Paragon C20051 operating in the North Sea, 438 additional operating days in 2015 due to the Paragon L786 and the Paragon M1161 operating in the Middle East and India and 230 additional operating days due to the Paragon M825 and the Paragon L782 operating in West Africa .
The increase in average dayrates for our jackups resulted from the addition of contracts for the Prospector 1, the Prospector 5 and other contracts entered into during the second half of 2014 in the shallow water market, particularly for our rigs in the North Sea and Africa.
Contract Drilling Services Operating Costs and Expenses — Contract drilling services operating costs and expenses decreased in 2015 as compared to 2014 due to the reduction in contract drilling operating costs from the rigs retained by Noble as well as reduced contracting activity for our floaters in Brazil and jackups in Mexico. These decreases were partially offset by an increase attributable to the operating costs of the Prospector 1 and Prospector 5 added as a result of the Prospector acquisition, as well as an increase in provision for doubtful accounts associated with customer receivables that was recorded in 2015.
Labor Contract Drilling Services Operating Revenues and Costs and Expenses — The decline in revenues associated with our Canadian labor contract drilling services was primarily related to fluctuations in foreign currency exchange rates. Revenues and expenses associated with our labor contract drilling services remained relatively constant.
Reimbursables Operating Revenues and Costs and Expenses —The $1 million increase in reimbursable revenues and the related $3 million increase in reimbursable costs in 2015 from 2014 were primarily due to transition support services we provided, on a cost-plus basis, to Noble’s remaining Brazil operations. We continued to provide both rig-based and shore-based support services to Noble through the term of Noble’s existing rig contracts and pursuant to the transition service agreement for Brazil (See Item 8, Note 19 -‘Commitments and Contingencies” for additional detail).

Depreciation and Amortization — The $83 million decrease in depreciation and amortization in 2015 was primarily attributable to lower depreciation in 2015 on assets subject to the impairment charge taken in the third quarter of 2015 and the third and fourth quarters of 2014 as well as the rigs retained by Noble, partially offset by increased depreciation for the Prospector 1 and Prospector 5.
General and Administrative — General and administrative expenses in 2015 represent actual costs incurred for periods subsequent to the Spin-Off. Costs incurred during 2015 include $9 million of professional fees related to our financial restructuring. Excluding the restructuring fees, costs were 19% lower than 2014 due to differences in staffing levels of our organization relative to Noble’s levels prior to the Distribution and other cost control measures taken. Costs in 2014 primarily represent costs allocated to our Predecessor based on certain support functions that were provided by Noble on a centralized basis.
Loss on Impairment — In 2015, as a result of the identification of certain indicators of impairment, consisting of the continuing decline of the drilling industry, coupled with the release of the Paragon DPDS2, the increased probability of lower activity in Brazil and Mexico, and the downward trend of dayrates, we performed an impairment assessment of our rig fleet and recorded an impairment loss of $1.1 billion on five floaters, sixteen jackups, deposits and other Construction in Progress (“CIP”) assets and capital spares. We determined goodwill was impaired and recorded an impairment loss of $37 million for the year ended December 31, 2015.
During 2014, we also identified triggering events, which required us to perform an impairment assessment of our fleet of drilling rigs. We determined that the Paragon DPDS1, Paragon DPDS2 and Paragon DPDS3 drilling rigs were impaired. Additionally, we decided to scrap the Paragon FPSO1, Paragon MSS3, Paragon B153 and Paragon DPDS4. Based on that analysis, we recognized an impairment loss of $1.1 billion for the year ended December 31, 2014.
Gain on sale of assets, net — Gain on sale of assets, net during 2015 was attributable to the sale of two of our rigs, the Paragon M822 and the Paragon DPDS4, partially offset by a loss on the sale and disposal of drill pipe.
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
Income tax provision/benefit — Our income tax benefit increased $142 million in 2015 compared to 2014, primarily due to the tax effect of the aforementioned aggregate impairment loss of $1.2 billion during the current year, the underlying changes in the profitability and loss associated with our operations in various jurisdictions, including net operating losses in 2015 offset by valuation allowance if appropriate in certain jurisdictions, and certain discrete tax items.

Non-GAAP Performance Measure: Adjusted EBITDA

Item 10(e) of Regulation S-K, Regulation G, General Rules Regarding Disclosure of Non-GAAP Financial Measures and other SEC rules, regulations and interpretations define and prescribe the conditions for use of certain Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures. We use the Non-GAAP measure Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before taxes plus interest expense, depreciation and amortization, losses on impairments, foreign currency losses and reorganization items, less gains on the sale of assets, interest income and foreign currency gains. Adjusted EBITDA, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by or used in operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP. However, we believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure: (1) is used by investors in our industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors; (2) helps investors and creditors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of certain non-recurring transactions, our capital structure and asset base from its operating structure; and (3) is used by our management as a basis for strategic planning and forecasting. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies.
The reconciliation from net loss to Adjusted EBITDA is as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net loss	$(338,356)	$(999,643)	$(646,746)
Adjustments:
Depreciation and amortization	220,237	339,268	422,235
Loss on impairments	129,915	1,181,358	1,059,487
Gain on sale of assets, net	—	(13,217)	—
Gain on repurchase of long-term debt	—	(4,345)	(18,675)
Interest expense, net	77,271	130,036	56,654
Other, net	553	310	(3,920)
Reorganization items, net	70,670	—	—
Income tax (benefit) provision	20,486	(72,108)	69,394
Adjusted EBITDA	$180,776	$561,659	$938,429

LIQUIDITY AND CAPITAL RESOURCES
Going Concern
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon obtaining the requisite vote of creditors and the Bankruptcy Court’s approval of our plan of reorganization as described below. This represents a material uncertainty related to events and conditions that raises substantial doubt on our ability to continue as a going concern and, therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business.
During the period that we are operating as debtors-in-possession under chapter 11 of the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions in our debt agreements), for amounts other than those reflected in the accompanying consolidated financial statements. Further, our reorganization plan could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
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
As of December 31, 2016, we had available liquidity of $884 million in cash and cash equivalents.
The table below includes a summary of our cash flow information for the years ended December 31, 2016, 2015, and 2014. Our cash flows for the years ended December 31, 2016 and 2015 consist entirely of the consolidated results of Paragon while our cash flows for the year ended December 31, 2014 consist of the results of Paragon for the five months ended December 31, 2014 and the results of our Predecessor for the seven months ended July 31, 2014.

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cash flows provided by (used in):
Operating activities	$253,372	$483,733	$696,989
Investing activities	(70,339)	(204,444)	(453,218)
Financing activities	(72,810)	437,510	(223,580)
Changes in cash flows from operating activities for the year ended December 31, 2016 are driven by the overall decrease in our business activity (see discussion of changes in net loss in “Results of Operations” above). Changes in cash flows used in investing activities are dependent upon our level of capital expenditures, which varies based on the timing of projects. Cash used for capital expenditures totaled $52 million, $218 million, and $260 million in 2016, 2015, and 2014, respectively. During the year ended December 31, 2016, our net cash from investing activities was also impacted by an increase in restricted cash related to cash collateral for an outstanding performance bond and reserve requirements on the Sale-Leaseback Transaction. Changes in cash flows used in financing activities for the year ended December 31, 2016 are due to the reduction of debt activity during the bankruptcy proceedings, except for repayments on our Sale-Leaseback Transaction.
Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:
•normal recurring operating expenses;
•committed capital expenditures;
•discretionary capital expenditures, including various capital upgrades; and
•service of outstanding indebtedness, including mandatory pre-payments.

We currently expect to fund these cash flow needs with cash generated by our operations, available cash balances, or asset sales as allowed under our credit agreements.
Revolving Credit Facility, Senior Notes and Term Loan Facility
See Item 8, Note 8 -“Debt” for descriptions of our debt instruments.
As of December 2015, we drew down substantially all of the available borrowing capacity under our Revolving Credit Facility to preserve liquidity. On January 15, 2016 we elected to defer an interest payment of approximately $15 million due on our 6.75% senior unsecured notes maturing July 2022, and to operate under the 30-day grace period provided for in the notes indenture. We utilized the 30-day grace period to continue negotiations with our stakeholders and prepare for an in-court restructuring. Accordingly, under the direction of an independent committee of our Board of Directors, on February 12, 2016, the Debtors entered into the Original Plan.
On February 14, 2016, the Debtors filed the Bankruptcy cases. The commencement of the Bankruptcy cases constituted an event of default that accelerated our obligations under the Term Loan Agreement, Revolving Credit Agreement, and Senior Notes. Any efforts to enforce payments related to these obligations are automatically stayed as a result of the filing of the petitions and are subject to the applicable provisions of the Bankruptcy Code.
Upon filing the Bankruptcy cases, we began trading on the OTC Pink.
On April 19, 2016, the Bankruptcy Court approved the Company’s disclosure statement and certain amendments to the Original Plan.
Effective August 5, 2016, the Company entered into the PSA Amendment with the Revolver Lenders and lenders holding approximately 69% in principal amount of our Senior Notes. The PSA Amendment supported certain revisions to the Original Plan. On August 15, 2016, the Debtors filed the amended Original Plan and a supplemental disclosure statement with the Bankruptcy Court.
By oral ruling on October 28, 2016, and by written order dated November 15, 2016, the Bankruptcy Court denied confirmation of the Debtors’ amended Original Plan. Consequently, on November 29, 2016, the Noteholder Group terminated the PSA effective as of December 2, 2016.
On January 18, 2017, the Company announced that it reached agreement in principle with a steering committee of lenders under our Revolving Credit Agreement and an ad hoc committee of lenders under our Term Loan Agreement to support a new chapter 11 plan of reorganization for the Debtors (the “New Plan”). On February 7, 2017, the Company filed the New Plan and related disclosure statement with the Bankruptcy Court. The New Plan provides for, among other things, the (i) elimination of approximately $2.4 billion of the Company’s existing debt in exchange for a combination of cash, debt and new equity to be issued under the New Plan; (ii) allocation to the Secured Lenders of new senior first lien debt in the original aggregate principal amount of $85 million maturing in 2022; (iii) projected distribution to the Secured Lenders of approximately $418 million in cash, subject to adjustment on account of claims reserves and working capital and other adjustments at the time of the Company’s emergence from the Bankruptcy cases, and an estimated 58% of the new equity of the reorganized company; (iv) projected distribution to the Bondholders of approximately $47 million in cash, subject to adjustment on account of claims reserves and working capital and other adjustments at the time of the Company’s emergence from the Bankruptcy cases, and an estimated 42% of the new equity of the reorganized company; and (v) commencement of an administration of the Company in the United Kingdom to, among other things, implement a sale of all or substantially all of the assets of the Company to a new holding company to be formed, which administration may be effected on or prior to effectiveness of the New Plan. Existing shareholders of the Company will not receive a recovery under the New Plan. The New Plan will be subject to usual and customary conditions to plan confirmation, including obtaining the requisite vote of creditors and approval of the Bankruptcy Court. The Company has been and remains in discussions with the Bondholders, who have currently not agreed to support the New Plan, and therefore, there is no guarantee that the New Plan will be approved.
For additional discussion of the risks associated with our indebtedness and current issues, see Part I, Item 1A, “Risk Factors”.
Meeting Our Liquidity Needs
We have maintained our liquidity position by giving priority to generating cash flows, including cost and capital expenditure reductions, while maintaining our long-term commitment to providing high quality services.  During the pendency of the Bankruptcy cases and upon emergence from bankruptcy, we expect that our primary sources of liquidity will continue to be cash on hand and cash flows from operations. In addition to the cash requirements to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with preparation and handling of the Bankruptcy cases. As of December 31, 2016, we have paid $45 million in professional fees. We anticipate that we will continue to incur significant professional fees and costs for the pendency of the Bankruptcy cases.
For additional discussion, see Part I, Item 1A, “Risk Factors - Risk Factors Related to Our Restructuring and Our Business”.
Capital Expenditures
Cash used for capital expenditures, totaled $52 million, $218 million and $260 million for 2016, 2015 and 2014, respectively.
In the future, we expect to continue making investments in capital expenditures. Subject to our liquidity limitations, we plan investments in 2017 to be primarily for expenditures to extend the useful life of our rigs.
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
We currently have three high specification jackups under construction in China owned by non-Debtor subsidiaries. These units are technically complete, however, we have reached agreements with the construction company to defer delivery of these units until October 2017 as there are no opportunities to secure contracts for the assets in the current business environment. For us to take delivery of these assets, we would require an acceptable contract to justify the purchase price and suitable financing. We cannot guarantee that we will accept delivery of any of these jackups. In the current business environment, we believe we are unlikely to acquire these drilling rigs. Restrictions under the New Plan may also further constrain our ability to acquire drilling rigs.
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
The declaration and payment of dividends requires authorization of our Board of Directors, provided that such dividends on issued share capital may be paid only out of our “distributable reserves” on our statutory balance sheet. Paragon Offshore plc is not permitted to pay dividends out of share capital, which includes share premiums. We had no distributable reserves as of December 31, 2016 and December 31, 2015. Any determination to declare a dividend, as well as the amount of any dividend that may be declared, will be based on our board’s consideration of our financial position, earnings, outlook, capital spending plans, outlook on current and future market conditions and business needs and other factors that our board of directors considers relevant factors at that time. As proposed by the New Plan, we will not be paying any dividends following our emergence from bankruptcy.

OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.

COMMITMENTS AND CONTRACTUAL CASH OBLIGATIONS
The following table summarizes our contractual cash obligations and commitments at December 31, 2016:

		Payments Due by Period
(In thousands)	Total	2017	2018	2019	2020	2021	Thereafter	Other
Contractual Cash Obligations
Debt obligations (1) (2)	$2,334,557	$6,500	$6,500	$715,600	$6,500	$615,875	$983,582	$—
Interest payments (1) (3)	674,125	126,934	126,578	114,789	103,093	85,741	116,990	—
Sale-leaseback(4)	231,504	41,245	32,371	30,660	127,228	—	—	—
Operating leases (5)	16,552	5,724	3,061	2,304	2,001	1,598	1,864	—
Pension plan contributions (6)	—	—	—	—	—	—	—	—
Purchase commitments (7)	584,982	584,982	—	—	—	—	—	—
Tax reserves (8)	18,506	—	—	—	—	—	—	18,506
Total	$3,860,226	$765,385	$168,510	$863,353	$238,822	$703,214	$1,102,436	$18,506

(1)
The commencement of the Bankruptcy cases on February 14, 2016 constituted an event of default that accelerated our obligations under the Term Loan Agreement, Revolving Credit Agreement, and Senior Notes. Any efforts to enforce payments related to these obligations are automatically stayed as a result of the filing of the petitions and are subject to the applicable provisions of the Bankruptcy Code. (See Item 8, Note 1 - “Organization, Current Events, and Basis of Presentation” for additional detail). The debt obligations and interest payments do not reflect our commitments upon confirmation of the New Plan which remains subject to the approval of the Bankruptcy Court.

(2)
Our debt obligations include a balloon payment at maturity of our Senior Notes; quarterly principal payments and a balloon payment at maturity of our Term Loan Facility; and a balloon payment at maturity of our Revolving Credit Facility based on amount outstanding at December 31, 2016.

(3)
Interest amounts include fixed interest payments on our Senior Notes; interest and commitment fees on our Revolving Credit Facility (assuming interest rate as of December 31, 2016 and the amount outstanding and unused portion of the underlying commitment as of December 31, 2016); and interest payments on our Term Loan Facility (assuming fixed rate as of December 31, 2016).

(4)
Our capital lease obligations represent minimum annual rental payments assuming weighted average interest rates pursuant to the Sale-Leaseback Transaction. (See Item 8, Note 8 - “Debt” for additional detail).

(5)
We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the leases. Our future operating lease payments would change if we exercised these renewal options and if we entered into additional operating lease agreements.

(6)
We expect our aggregate minimum contributions to our plans in 2017, subject to applicable law, to be $2 million. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.

(7)
Purchase commitments consist of obligations outstanding to external vendors primarily related to future capital purchases and includes $579 million in 2017 related to the three high specification jackup rigs.

(8)
Tax reserves are included in the “Other” column in the table above due to the difficulty in making reasonably reliable estimates of the timing of cash settlements to taxing authorities. (See Item 8, Note 12 - “Income Taxes” for additional detail)

At December 31, 2016, we had other commitments that we are contractually obligated to fulfill with cash if the obligations are called. These obligations include letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, tax and other obligations in various jurisdictions. These letters of credit and surety bond obligations are not normally called, as we typically comply with the underlying performance requirement.

The following table summarizes our other commercial commitments at December 31, 2016:

		Amount of Commitment Expiration Per Period
(In thousands)	Total	2017	2018	2019	2020	2021	Thereafter
Contractual Cash Obligations
Letters of Credit	$68,575	$58,908	$4,934	$2,622	$1,839	$—	$272
Surety bonds	96,698	52,710	43,788	—	—	—	200
Total	$165,273	$111,618	$48,722	$2,622	$1,839	$—	$472
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements included in Item 8,“Financial Statements and Supplementary Data” are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Actual results could differ from those estimates. Critical accounting policies and estimates that most significantly impact our consolidated financial statements are described below.
Reorganization Accounting
In connection with filing under chapter 11 of the Bankruptcy Code on February 14, 2016, the Company is subject to the requirements of FASB ASC 852, Reorganizations. ASC852 is applicable to companies under bankruptcy protection and requires amendments to the presentation of key financial statement line items. ASC 852 generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Bankruptcy cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.
Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization of the business must be reported separately as reorganization items in the consolidated statements of operations for the year ended December 31, 2016. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are pre-petition obligations that are not fully secured and that have at least a possibility of not being repaid at the full amount by the plan of reorganization. Liabilities subject to compromise must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization. See Item 8, Note 10 - “Reorganization Items” for cash paid for reorganization items in the consolidated statements of cash flows.
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
Our allowance for doubtful accounts was $25 million and $44 million at December 31, 2016 and December 31, 2015, respectively. We had $6 million of recoveries and $13 million of write-offs for the year ended December 31, 2016 compared to bad debt expense of $38 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively. Bad debt expense is reported as a component of “Contract drilling services operating costs and expense” in our Consolidated Statements of Operations.
Long-lived Assets and Impairments
Property and equipment is stated at cost. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Property and equipment are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment.
Scheduled maintenance of equipment is performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred.

The estimated useful lives of our property and equipment are as follows:

Years
Drilling rigs	7 - 30
Drilling machinery and equipment	3 - 5
Other	3 - 10

The amount of depreciation expense we record is dependent upon certain assumptions, including an asset’s estimated useful life, rate of consumption and corresponding salvage value. We periodically review these assumptions and may change one or more of these assumptions. Changes in our assumptions may require us to recognize, on a prospective basis, increased or decreased depreciation expense.
We evaluate the impairment of long-lived assets, including specifically identifiable intangibles and property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our long-lived assets exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value. For discussion related to our impairment analysis see Item 8, Note 5 - “Property and Equipment and Other Assets.”
Debt Issuance Costs
In the first quarter of 2016, we adopted the guidance issued by the FASB in April 2015 in ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs are presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount and are being amortized over the life of the debt. In the accompanying December 31, 2015 Consolidated Balance Sheet, we reclassified $21 million of debt issuance costs for our Senior Notes, Term Loan Facility, and Sale-Leaseback Transaction from “Other assets” to “Long-term debt” to conform to the current period presentation of debt issuance costs. Debt issuance costs related to our Senior Notes and Term Loan Facility have been classified as liabilities subject to compromise in the Consolidated Balance Sheet as of December 31, 2016.
Debt issuance costs related to line of credit arrangements will continue to be classified in “Other assets” on the Consolidated Balance Sheets; however, as a result of the filing of the Bankruptcy cases, debt issuance costs related to our Revolving Credit Facility have been classified as liabilities subject to compromise in the Consolidated Balance Sheet as of December 31, 2016. For our debt securities that are considered to be liabilities subject to compromise, we ceased to amortize deferred debt issuance costs through interest expense. (See Item 8, Note 9 - “Liabilities Subject to Compromise”).
Certain Significant Estimates and Contingent Liabilities
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. On an ongoing basis, the Company evaluates its estimates, including those related to allowance for doubtful accounts, long-lived asset impairment, useful lives for depreciation, income taxes, insurance claims, employment benefits and contingent liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements included elsewhere in Item 8, “Financial Statements and Supplementary Data.”
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
Deferred revenues from drilling contracts totaled $9 million at both December 31, 2016 and December 31, 2015. Such amounts are included in either “Other current liabilities” or “Other liabilities” in our Consolidated Balance Sheets, based upon the expected time of recognition of such deferred revenues. Deferred costs associated with deferred revenues from drilling contracts totaled $3 million at December 31, 2016 as compared to $6 million at December 31, 2015. Such amounts are included in either “Prepaid and other current assets” or “Other assets” in our Consolidated Balance Sheets, based upon the expected time of recognition of such deferred costs.
We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses.
Income Taxes
The operations of our Predecessor have been included in certain income tax returns of Noble. The income tax provisions and related deferred tax assets and liabilities that have been reflected in our Predecessor’s historical financial statements have been computed as if our Predecessor were a separate taxpayer using the separate return method. As a result, actual tax transactions that would not have occurred had our Predecessor been a separate entity have been eliminated in the preparation of these consolidated financial statements. Income taxes of our Predecessor include results of the operations of the standard specification drilling units. In instances where the operations of the standard specification drilling units of our Predecessor were included in the filing of a return with high specification units, an allocation of income taxes was made.
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

NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, which creates ASC Topic 606, Revenue from Contracts with Customers and supersedes the revenue recognition requirements in Topic 605 and industry-specific standards that currently exist under U.S. GAAP. The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. This ASU can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In March, April, May and November 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. These updates clarify important aspects of the guidance and improve its operability and implementation. ASC Topic 606 is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. We are evaluating our revenue streams under these ASUs and are considering the impact of the new guidance on the method and presentation of recognizing revenue for certain drilling contracts which may contain lease components. Our evaluation process includes a review of our contracts and transaction types across our business.  We are currently evaluating methods of adoption and what impact the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
In February 2016, the FASB issued ASU No. 2016-02, which creates ASC Topic 842, Leases. This ASU requires an entity to separate lease components from nonlease components in a contract. The lease components would be accounted for under ASU 2016-02, which requires lessees to recognize a right-of-use asset and a lease liability for capital and operating leases with lease terms greater than twelve months. Lessors must align certain requirements with the updates to lessee accounting standards and potentially derecognize a leased asset and recognize a net investment in the lease. This ASU also requires key qualitative and quantitative disclosures by lessees and lessors to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. We are evaluating the provisions of ASU 2016-02, concurrently with the provisions of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) since nonlease components would be accounted for under ASU 2014-09. This update is effective for financial statements issued for annual reporting periods beginning after December 15, 2018, and interim reporting periods within that reporting period. Early adoption is permitted. A modified retrospective approach is required. We are evaluating what impact the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
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
In November 2016 the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. The new guidance is intended to reduce diversity in practice on the presentation of restricted cash in the statement of cash flows. The guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted, including adoption in an interim period. This ASU should be applied using a retrospective transition method to each period presented. We are evaluating what impact the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential for loss from a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. We are subject to market risk exposure related to changes in interest rates on borrowings under our Revolving Credit Facility and Term Loan Facility. While the balance of our Revolving Credit Facility and unamortized deferred debt issuance costs are classified as liabilities subject to compromise, we continue to pay interest on the Revolving Credit Facility in the ordinary course of business based on Bankruptcy Court approval. Paragon also continues to to make interest payments on its Term Loan Facility in the ordinary course of business.

Interest on borrowings under the Revolving Credit Facility is at an agreed upon applicable margin over adjusted LIBOR, or base rate plus such applicable margin as stated in the agreement. At December 31, 2016, we had $709 million of borrowings outstanding under our Revolving Credit Facility. A 1% change in the interest rate on the floating rate debt would impact our annual earnings and cash flows by approximately $7 million.
Interest on borrowings under the Term Loan Facility is at an agreed upon percentage point spread over adjusted LIBOR (subject to a 1% floor), or base rate as stated in the agreement. At December 31, 2016, we had $635 million in borrowings outstanding under our Term Loan Facility, net of unamortized discount. Since we are currently subject to the 1% LIBOR floor, our Term Loan Facility effectively bears interest at a fixed interest rate. The fair value of our Term Loan Facility was approximately $244 million at December 31, 2016. Related interest expense for the year ended December 31, 2016 was $33 million. Holding other variables constant (such as debt levels), a 1% increase in interest rates would increase our annual interest expense by approximately $6 million.
Our Senior Notes bear interest at a fixed interest rate and fair value will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of our Senior Notes was approximately $177 million at December 31, 2016, compared to the principal amount of $984 million.
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
We are exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currencies that are other than the U.S. dollar. To help manage this potential risk, we may periodically enter into derivative instruments to manage our exposure to fluctuations in foreign currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure, subject to certain limitations as a result of the bankruptcy proceedings. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives. At December 31, 2016, we had no outstanding derivative contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Paragon Offshore plc

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Paragon Offshore plc and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2016 and 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is currently operating pursuant to a Chapter 11 bankruptcy filing, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 10, 2017

PARAGON OFFSHORE PLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Operating revenues
Contract drilling services	$574,976	$1,368,731	$1,866,497
Labor contract drilling services	16,876	29,108	33,401
Reimbursables and other	44,324	94,589	93,864
	636,176	1,492,428	1,993,762
Operating costs and expenses
Contract drilling services	360,783	769,373	890,694
Labor contract drilling services	13,691	20,599	24,774
Reimbursables	37,366	81,291	77,843
Depreciation and amortization	220,237	339,268	422,235
General and administrative	43,560	59,475	62,081
Loss on impairments	129,915	1,181,358	1,059,487
Gain on sale of assets, net	—	(13,217)	—
Gain on repurchase of long-term debt	—	(4,345)	(18,675)
	805,552	2,433,802	2,518,439
Operating loss before interest, reorganization items and income taxes	(169,376)	(941,374)	(524,677)
Interest expense, net (contractual interest of $140,866 for the year ended December 31, 2016)	(77,271)	(130,036)	(56,654)
Other, net	(553)	(310)	3,920
Reorganization items, net	(70,670)	—	—
Loss before income taxes	(317,870)	(1,071,720)	(577,411)
Income tax benefit (provision)	(20,486)	72,108	(69,394)
Net loss	$(338,356)	$(999,612)	$(646,805)
Net (income) loss attributable to non-controlling interest	—	(31)	59
Net loss attributable to Paragon	$(338,356)	$(999,643)	$(646,746)

Loss per share
Basic and diluted	$(3.87)	$(11.65)	$(7.63)

Weighted-average shares outstanding
Basic and diluted	87,534	85,785	84,753
See accompanying notes to the consolidated financial statements.

PARAGON OFFSHORE PLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income loss	$(338,356)	$(999,612)	$(646,805)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,666)	(7,430)	(1,481)
Foreign currency forward contracts	—	—	(4,027)
Adjustments to pension plans	6,022	2,560	(1,141)
Total other comprehensive income (loss), net	3,356	(4,870)	(6,649)
Total comprehensive loss	$(335,000)	$(1,004,482)	$(653,454)
See accompanying notes to the consolidated financial statements.

PARAGON OFFSHORE PLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$883,794	$773,571
Restricted cash	8,707	3,000
Accounts receivable, net of allowance for doubtful accounts (Note 3)	65,644	266,325
Prepaid and other current assets	69,380	110,027
Total current assets	1,027,525	1,152,923
Property and equipment, at cost	2,336,504	2,652,537
Accumulated depreciation	(1,523,732)	(1,541,439)
Property and equipment, net	812,772	1,111,098
Restricted cash	37,880	25,030
Other long-term assets	25,554	73,796
Total assets	$1,903,731	$2,362,847

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$29,737	$40,629
Accounts payable and accrued expenses	61,853	85,374
Accrued payroll and related costs	43,683	48,246
Taxes payable	33,248	34,381
Interest payable	497	34,085
Other current liabilities	21,548	41,174
Total current liabilities	190,566	283,889
Long-term debt	165,963	2,538,444
Deferred income taxes	6,282	9,373
Other liabilities	29,114	37,731
Liabilities subject to compromise	2,344,563	—
Total liabilities	2,736,488	2,869,437
Commitments and contingencies (Note 19)
Equity
Ordinary shares, $0.01 par value, 186,457,393 shares authorized; with 88,438,804 and 86,026,247 issued and outstanding at December 31, 2016 and 2015, respectively	884	860
Additional paid-in capital	1,438,265	1,429,456
Accumulated deficit	(2,233,248)	(1,894,892)
Accumulated other comprehensive loss	(38,658)	(42,014)
Total shareholders’ deficit	(832,757)	(506,590)
Total liabilities and equity	$1,903,731	$2,362,847
See accompanying notes to the consolidated financial statements.

PARAGON OFFSHORE PLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Parent Investment	Total Shareholders’ Equity and Net Parent Investment	Non Controlling Interest	Total Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2013	—	$—	$—	$—	$(6)	$2,005,339	$2,005,333	$—	$2,005,333
Net income - Predecessor	—	—	—	—	—	237,428	237,428	—	237,428
Net loss - Paragon	—	—	—	(884,174)	—	—	(884,174)	(59)	(884,233)
Net changes in parent investment	—	—	—	—	—	(855,249)	(855,249)	—	(855,249)
Distribution by former parent	84,753	848	1,417,119	—	(30,449)	(1,387,518)	—	—	—
Employee related equity activity:
Amortization of share-based compensation	—	—	7,689	—	—	—	7,689	—	7,689
Dividends paid	—	—	—	(11,075)	—	—	(11,075)	—	(11,075)
Acquisition of Prospector	—	—	—	—	(40)	—	(40)	11,351	11,311
Acquisition of Prospector non-controlling interest	—	—	(1,655)	—	—	—	(1,655)	(8,651)	(10,306)
Other comprehensive loss, net	—	—	—	—	(6,649)	—	(6,649)	—	(6,649)
Balance as of December 31, 2014	84,753	$848	$1,423,153	$(895,249)	$(37,144)	$—	$491,608	$2,641	$494,249
Net income (loss)	—	—	—	(999,643)	—	—	(999,643)	31	(999,612)
Adjustments to distribution by former parent	—	—	(9,493)	—	—	—	(9,493)	—	(9,493)
Employee related equity activity:
Amortization of share-based compensation	—	—	16,089	—	—	—	16,089	—	16,089
Vesting of restricted stock unit awards	1,273	12	(780)	—	—	—	(768)	—	(768)
Acquisition of Prospector non-controlling interest	—	—	487	—	—	—	487	(2,672)	(2,185)
Other comprehensive loss, net	—	—	—	—	(4,870)	—	(4,870)	—	(4,870)
Balance as of December 31, 2015	86,026	$860	$1,429,456	$(1,894,892)	$(42,014)	$—	$(506,590)	$—	$(506,590)
Net loss	—	—	—	(338,356)	—	—	(338,356)	—	(338,356)
Employee related equity activity:
Amortization of share-based compensation	—	—	9,009	—	—	—	9,009	—	9,009
Vesting of restricted stock unit awards	2,413	24	(200)	—	—	—	(176)	—	(176)
Other comprehensive loss, net	—	—	—	—	3,356	—	3,356	—	3,356
Balance as of December 31, 2016	88,439	$884	$1,438,265	$(2,233,248)	$(38,658)	$—	$(832,757)	$—	$(832,757)
See accompanying notes to the consolidated financial statements.

PARAGON OFFSHORE PLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(338,356)	$(999,612)	$(646,805)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	220,237	339,268	422,235
Loss on impairments	129,915	1,181,358	1,059,487
Gain on sale of assets, net	—	(13,217)	—
Gain on repurchase of long-term debt	—	(4,345)	(18,675)
Deferred income taxes	24,010	(61,870)	19,475
Share-based compensation	9,441	16,193	19,446
Provision for doubtful accounts	—	39,239	—
Recoveries of doubtful accounts	(5,878)	—	—
Other, net	1,081	—	—
Net change in other assets and liabilities (Note 21)	212,922	(13,281)	(158,174)
Net cash provided by operating activities	253,372	483,733	696,989
Cash flows from investing activities
Capital expenditures	(43,405)	(202,909)	(261,641)
Change in accrued capital expenditures	(8,377)	(14,638)	1,230
Proceeds from sale of assets	—	30,816	6,570
Acquisition of Prospector Offshore Drilling S.A.	—	—	(176,569)
Acquisition of Prospector Offshore Drilling S.A. non-controlling interest	—	(2,185)	(10,306)
Change in restricted cash	(18,557)	(15,528)	(12,502)
Net cash used in investing activities	(70,339)	(204,444)	(453,218)
Cash flows from financing activities
Net Activity – Revolving Credit Facility	—	11,000	—
Additional Borrowings – Revolving Credit Facility	—	543,500	154,000
Proceeds from Sale-Leaseback Financing, net	—	291,576	—
Repayments on Sale-Leaseback Financing	(72,810)	(28,854)	—
Repayment of Term Loan Facility	—	(6,500)	(1,625)
Repayment of Prospector Senior Credit Facility	—	(265,666)	—
Repayment of Prospector Bonds	—	(101,000)	—
Purchase of Senior Notes	—	(6,546)	(65,354)
Proceeds from issuance of Senior Notes and Term Loan Facility	—	—	1,710,550
Net change in borrowings on Predecessor bank credit facilities	—	—	707,472
Dividends paid	—	—	(11,075)
Debt issuance costs	—	—	(19,253)
Net transfers to parent	—	—	(2,698,295)
Net cash provided by (used in) financing activities	(72,810)	437,510	(223,580)
Net change in cash and cash equivalents	110,223	716,799	20,191
Cash and cash equivalents, beginning of period	773,571	56,772	36,581
Cash and cash equivalents, end of period	$883,794	$773,571	$56,772

Supplemental information for non-cash activities (Note 21)
See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, CURRENT EVENTS, AND BASIS OF PRESENTATION
Paragon Offshore plc (together with its subsidiaries, “Paragon,” the “Company,” “we,” “us” or “our”) is a global provider of offshore drilling rigs. Our fleet includes 34 jackups ( including two high specification heavy duty/harsh environment jackups), four drillships and one semisubmersible. Our primary business is contracting our rigs, related equipment and work crews to conduct oil and gas drilling and workover operations for our exploration and production customers on a dayrate basis around the world.
We operate in significant hydrocarbon-producing geographies throughout the world, including the North Sea, the Middle East and India. As of December 31, 2016, our contract backlog was $242 million and included contracts with national, international and independent oil and gas companies.
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
Going Concern
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon obtaining the requisite vote of creditors and the Bankruptcy Court’s approval of our plan of reorganization as described below. This represents a material uncertainty related to events and conditions that raises substantial doubt on our ability to continue as a going concern and, therefore, we may be unable to utilize our assets and discharge our liabilities in the normal course of business.
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
Chapter 11 Filing
On February 12, 2016, the Debtors entered into a plan support agreement (the “PSA”) relating to a plan of reorganization (including all amendments thereto, the “Original Plan”) pursuant to chapter 11 of the Bankruptcy Code with holders representing an aggregate of 77% of the outstanding $457 million of our 6.75% senior unsecured notes maturing July 2022 and the outstanding $527 million of our 7.25% senior unsecured notes maturing August 2024 together with lenders representing an aggregate of 96% of the amounts outstanding (including letters of credit) under our Revolving Credit Agreement (the “Noteholder Group”).
On February 14, 2016, the Debtors commenced their chapter 11 cases (the “Bankruptcy cases”) by filing voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Upon filing the Bankruptcy cases, we began trading on the OTC Pink.
On April 19, 2016, the Bankruptcy Court approved the Company’s disclosure statement and certain amendments to the Original Plan.
Effective August 5, 2016, the Company entered into an amendment to the PSA (the “PSA Amendment”) with the lenders under our Revolving Credit Agreement (the “Revolver Lenders”) and lenders holding approximately 69% in principal amount of our Senior Notes. The PSA Amendment supported certain revisions to the Original Plan. On August 15, 2016, the Debtors filed the amended Original Plan and a supplemental disclosure statement with the Bankruptcy Court.

By oral ruling on October 28, 2016, and by written order dated November 15, 2016, the Bankruptcy Court denied confirmation of the Debtors’ amended Original Plan. Consequently, on November 29, 2016, the Noteholder Group terminated the PSA effective as of December 2, 2016.
On January 18, 2017, the Company announced that it reached agreement in principle with a steering committee of lenders under our Revolving Credit Agreement and an ad hoc committee of lenders under our Term Loan Agreement to support a new chapter 11 plan of reorganization for the Debtors (the “New Plan”). On February 7, 2017, the Company filed the New Plan and related disclosure statement with the Bankruptcy Court. The New Plan provides for, among other things, the (i) elimination of approximately $2.4 billion of the Company’s existing debt in exchange for a combination of cash, debt and new equity to be issued under the New Plan; (ii) allocation to the Revolver Lenders and lenders under our Term Loan Agreement (collectively, the “Secured Lenders”) of new senior first lien debt in the original aggregate principal amount of $85 million maturing in 2022; (iii) projected distribution to the Secured Lenders of approximately $418 million in cash, subject to adjustment on account of claims reserves and working capital and other adjustments at the time of the Company’s emergence from the Bankruptcy cases, and an estimated 58% of the new equity of the reorganized company; (iv) projected distribution to holders of the Company’s Senior Notes (the “Bondholders”) of approximately $47 million in cash, subject to adjustment on account of claims reserves and working capital and other adjustments at the time of the Company’s emergence from the Bankruptcy cases, and an estimated 42% of the new equity of the reorganized company; and (v) commencement of an administration of the Company in the United Kingdom to, among other things, implement a sale of all or substantially all of the assets of the Company to a new holding company to be formed, which administration may be effected on or prior to effectiveness of the New Plan. Existing shareholders of the Company will not receive a recovery under the New Plan. The New Plan will be subject to usual and customary conditions to plan confirmation, including obtaining the requisite vote of creditors and approval of the Bankruptcy Court. The Company has been and remains in discussions with the Bondholders, who have currently not agreed to support the New Plan, and therefore, there is no guarantee that the New Plan will be approved.
Debtors-in-Possession
Since the filing date, the Debtors have operated their business as “debtors-in-possession”. Under the Bankruptcy cases, the Debtor’s trade creditors and vendors are being paid in full in the ordinary course of business and all of the Company’s contracts have remained in effect in accordance with their terms preserving the rights of all parties. Certain subsidiaries of the Company were not party to the chapter 11 filing (the “Non-Filing entities”). The Non-Filing entities have continued to operate in the ordinary course of business. For additional discussion of the risks associated with debtors-in-possession, see Part 1, Item 1A, “Risk Factors”.
Settlement with Noble Corporation
On February 12, 2016, we entered into a binding term sheet with Noble with respect to the “Noble Settlement Agreement” (as described below), which we executed on April 29, 2016. The Noble Settlement Agreement will become effective upon the effective date of the Debtors’ plan of reorganization if such plan is substantially similar to the Debtors Original Plan. The New Plan contemplates that the Noble Settlement Agreement will become effective upon the effective date of the New Plan. In light of the differences in the Original Plan and the New Plan, we intend to discuss this requirement with Noble. The Noble Settlement Agreement provides that Noble may only unilaterally terminate the Noble Settlement Agreement if: (i) the Debtors’ file a plan of reorganization with the Bankruptcy Court that does not incorporate the terms and conditions of the Noble Settlement Agreement, (ii) the Debtors file a motion before the Bankruptcy Court to terminate their obligations under the Noble Settlement Agreement, or (iii) the release of claims by the Debtors in favor of Noble, as detailed below, is deemed invalid or unenforceable.
Pursuant to the Noble Settlement Agreement, Noble will provide direct bonding in fulfillment of the requirements necessary to challenge tax assessments in Mexico relating to our business for the tax years 2005 through 2010 (the “Mexican Tax Assessments”). The Mexican Tax Assessments were originally assigned to us by Noble pursuant to the Tax Sharing Agreement which was entered into in connection with the Spin-Off. See Note 19 - “Commitments and Contingencies” for additional information. The Company has contested or intends to contest the Mexico Tax Assessments and may be required to post bonds in connection thereto.
In addition, on August 5, 2016, we entered into a binding term sheet with respect to an amendment to the Noble Settlement Agreement (the “Noble Settlement Agreement Amendment”). Upon effectiveness of the Noble Settlement Agreement Amendment, certain provisions of the Tax Sharing Agreement will be further amended to permit us, at our option, to defer up to $5 million in amounts owed to Noble under the Tax Sharing Agreement with respect to the Mexican Tax Assessments (the “Deferred Noble Payment Amount”). In consideration for this deferral, we would issue an unsecured promissory note to Noble in the amount of the Deferred Noble Payment Amount (the “Noble Note”) which would be due and payable on the fourth anniversary of the effective date of the New Plan. The Noble Note would accrue interest, quarterly, to be paid either: (x) in cash at 12% per annum, or (y) in kind at 15% per annum (in our discretion).
As of December 31, 2016, our estimated Mexican Tax Assessments totaled approximately $165 million, with assessments for 2009 and 2010 yet to be received. Noble will be responsible for all of the ultimate tax liability for Noble legal entities and 50% of the ultimate tax liability for our legal entities relating to the Mexican Tax Assessments upon effective date of the Noble Settlement Agreement.
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
Basis of Presentation
The financial information contained within this report includes periods prior to the Spin-Off on August 1, 2014.  For these periods prior to the Spin-Off, the consolidated financial statements and related discussion of financial condition and results of operations include historical results of our Predecessor, which comprised most of Noble’s standard specification drilling fleet and related operations. We consolidate the historical financial results of our Predecessor in our consolidated financial statements for all periods prior to the Spin-Off. All financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows of Paragon.
Prior to the Spin-Off, our total equity represented the cumulative net parent investment by Noble, including any prior net income attributable to our Predecessor as part of Noble. At the Spin-Off, Noble contributed its entire net parent investment in our Predecessor. Concurrent with the Spin-Off and in accordance with the terms of our Separation from Noble, certain assets and liabilities were transferred between us and Noble, which have been recorded as part of the net capital contributed by Noble. During the first quarter of 2015, we recorded an out-of-period adjustment to the opening balance sheet of our Predecessor of approximately $9 million to reflect transfers of fixed assets resulting from the Spin-Off between us and our former parent, as well as revisions in estimates of liabilities associated with the Spin-Off. This adjustment did not affect our Consolidated Statement of Operations.
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

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, which creates ASC Topic 606, Revenue from Contracts with Customers and supersedes the revenue recognition requirements in Topic 605 and industry-specific standards that currently exist under U.S. GAAP. The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. This ASU can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In March, April, May and November 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. These updates clarify important aspects of the guidance and improve its operability and implementation. ASC Topic 606 is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. We are evaluating our revenue streams under these ASUs and are considering the impact of the new guidance on the method and presentation of recognizing revenue for certain drilling contracts which may contain lease components. Our evaluation process includes a review of our contracts and transaction types across our business.  We are currently evaluating methods of adoption and what impact the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In February 2016, the FASB issued ASU No. 2016-02, which creates ASC Topic 842, Leases. This ASU requires an entity to separate lease components from nonlease components in a contract. The lease components would be accounted for under ASU 2016-02, which requires lessees to recognize a right-of-use asset and a lease liability for capital and operating leases with lease terms greater than twelve months. Lessors must align certain requirements with the updates to lessee accounting standards and potentially derecognize a leased asset and recognize a net investment in the lease. This ASU also requires key qualitative and quantitative disclosures by lessees and lessors to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. We are evaluating the provisions of ASU 2016-02, concurrently with the provisions of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) since nonlease components would be accounted for under ASU 2014-09. This update is effective for financial statements issued for annual reporting periods beginning after December 15, 2018, and interim reporting periods within that reporting period. Early adoption is permitted. A modified retrospective approach is required. We are evaluating what impact the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
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

In November 2016 the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. The new guidance is intended to reduce diversity in practice on the presentation of restricted cash in the statement of cash flows. The guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted, including adoption in an interim period. This ASU should be applied using a retrospective transition method to each period presented. We are evaluating what impact the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include our accounts, those of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. The financial statements of our Predecessor include our net assets and results of our operations as previously described. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization of the business must be reported separately as reorganization items in the consolidated statements of operations for the year ended December 31, 2016. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are pre-petition obligations that are not fully secured and that have at least a possibility of not being repaid at the full claim amount by the plan of reorganization. Liabilities subject to compromise must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization. See Note 10 - “Reorganization Items” for cash paid for reorganization items in the consolidated statements of cash flows.
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
Restricted Cash
Restricted cash consists of both cash held to satisfy the requirements of our Sale-Leaseback Transaction (as described in Note 8 - “Debt”), which was executed in 2015 and cash collateral for an outstanding performance bond.
Under the terms of the lease agreements we are required to maintain three cash reserve accounts, a capital expenditure reserve account, an operating reserve account and a rental reserve account.
The capital expenditure reserve is available specifically for special survey costs (3-5 year surveys) provided that we replenish any amount withdrawn within twelve months from the date of the withdrawal.  This cash is available to us, for a designated purpose, in the short-term, and therefore the restricted cash balance is included in short-term “Restricted cash” on our Consolidated Balance Sheet. The short-term restricted cash balance also includes funds accumulated in an operating reserve account used for payment of monthly operating expenses under the terms of the lease agreements. Our short-term restricted cash was $9 million and $3 million as of December 31, 2016 and 2015, respectively.

The rental reserve account is the minimum amount established under the lease agreements which we are required to maintain on reserve at all times during the lease period. The balance in the account increases with periodic deposits of operating revenue in excess of allowed operating expenses. Any amount of cash in the account in excess of the minimum balance required on reserve is to be used repay our long-term debt obligation related to the Sale-Leaseback Transaction. In addition to the Sale-Leaseback Transaction rental reserve account, the long-term restricted cash balance as of December 31, 2016 also includes $9 million cash collateral for an outstanding performance bond. Our long-term restricted cash was $38 million and $25 million as of December 31, 2016 and 2015, respectively.
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
Our allowance for doubtful accounts was $25 million and $44 million as of December 31, 2016 and 2015, respectively. We had $6 million of recoveries and $13 million of write-offs for the year ended December 31, 2016 compared to bad debt expense of $38 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively. Bad debt expense is reported as a component of “Contract drilling services operating costs and expense” in our Consolidated Statements of Operations.
Long-lived Assets and Impairments
Property and equipment is stated at cost. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Property and equipment are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment.
Scheduled maintenance of equipment is performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred.
The estimated useful lives of our property and equipment are as follows:

Years
Drilling rigs	7 - 30
Drilling machinery and equipment	3 - 5
Other	3 - 10

The amount of depreciation expense we record is dependent upon certain assumptions, including an asset’s estimated useful life, rate of consumption and corresponding salvage value. We periodically review these assumptions and may change one or more of these assumptions. Changes in our assumptions may require us to recognize, on a prospective basis, increased or decreased depreciation expense.
We evaluate the impairment of long-lived assets, including specifically identifiable intangibles and property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our long-lived assets exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value. For discussion related to our impairment analysis see Note 5 - “Property and Equipment and Other Assets.”
Debt Issuance Costs
In the first quarter of 2016, we adopted the guidance issued by the FASB in April 2015 in ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs are presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount and are being amortized over the life of the debt. In the accompanying December 31, 2015 Consolidated Balance Sheet, we reclassified $21 million of debt issuance costs for our Senior Notes, Term Loan Facility, and Sale-Leaseback Transaction from “Other assets” to “Long-term debt” to conform to the current period presentation of debt issuance costs. Debt issuance costs related to our Senior Notes and

Term Loan Facility have been classified as liabilities subject to compromise in the Consolidated Balance Sheet as of December 31, 2016.
Debt issuance costs related to line of credit arrangements will continue to be classified in “Other assets” on the Consolidated Balance Sheets; however, as a result of the filing of the Bankruptcy cases, debt issuance costs related to our Revolving Credit Facility have been classified as liabilities subject to compromise in the Consolidated Balance Sheet as of December 31, 2016. For our debt securities that are considered to be liabilities subject to compromise, we ceased to amortize deferred debt issuance costs through interest expense (see Note 9 - “Liabilities Subject to Compromise”).
Fair Value Measurements
We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability, respectively. Our valuation techniques require inputs that we categorize using a three-level hierarchy, from highest to lowest level of observable inputs, as follows:

(1)	Level 1 - Unadjusted quoted prices for identical assets or liabilities in active markets,

(2)
Level 2 - Direct or indirect observable inputs, including quoted prices or other market data, for similar assets or liabilities in active markets or identical assets or liabilities in less active markets, and

(3)	Level 3 - Unobservable inputs that require significant judgment for which there is little or no market data.

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
Certain Significant Estimates and Contingent Liabilities
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. On an ongoing basis, the Company evaluates its estimates, including those related to allowance for doubtful accounts, long-lived asset impairment, useful lives for depreciation, income taxes, insurance claims, employment benefits and contingent liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.
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
Deferred revenues from drilling contracts totaled $9 million as of both December 31, 2016 and December 31, 2015. Such amounts are included in either “Other current liabilities” or “Other liabilities” in our Consolidated Balance Sheets, based upon the expected time of recognition of such deferred revenues. Deferred costs associated with deferred revenues from drilling contracts totaled $3 million at December 31, 2016 as compared to $6 million as of December 31, 2015. Such amounts are included in either “Prepaid and other current assets” or “Other assets” in our Consolidated Balance Sheets, based upon the expected time of recognition of such deferred costs.
We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses.
Share-Based Compensation Plans
We record the grant date fair value of share-based compensation arrangements as compensation cost using a straight-line method over the service period. Our outstanding share-based payment awards currently consist solely of restricted stock units (see Note 6 - “Share-Based Compensation”).
Foreign Currency Translation
We define foreign currency as any non-U.S. denominated currency. In non-U.S. locations where the U.S. dollar has been designated as the functional currency (based on an assessment of the economic circumstances of the foreign operation), local currency transaction gains and losses are included in net income. In non-U.S. locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while income and expense items are translated at average rates of exchange during the year. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. dollar are included in AOCL in the accompanying Consolidated Balance Sheets. We did not recognize any material gains or losses on foreign currency transactions or translations during the years ended December 31, 2016, 2015 or 2014.
Income Taxes
The operations of our Predecessor have been included in certain income tax returns of Noble. The income tax provisions and related deferred tax assets and liabilities that have been reflected in our Predecessor’s historical financial statements have been computed as if our Predecessor were a separate taxpayer using the separate return method. As a result, actual tax transactions that would not have occurred had our Predecessor been a separate entity have been eliminated in the preparation of these consolidated financial statements. Income taxes of our Predecessor include results of the operations of the standard specification drilling units. In instances where the operations of the standard specification drilling units of our Predecessor were included in the filing of a return with high specification units, an allocation of income taxes was made.
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
The Prospector acquisition expanded and enhanced our global fleet by adding two high specification jackups at the date of acquisition for use in the U.K. sector of the North Sea.
Accounting for business combinations requires that the various assets acquired and liabilities assumed in a business combination be recorded at their respective fair values. The most significant estimates to us typically relate to acquired property and equipment. Deferred taxes are recorded for any differences between the fair value and tax basis of assets acquired and liabilities assumed. To the extent the purchase price plus the liabilities assumed (including deferred income taxes recorded in connection with the transaction) exceeds the fair value of the net assets acquired, we are required to record the excess as goodwill. We recorded $13 million of goodwill in 2014 as a result of the Prospector acquisition. See Note 5 - “Property and Equipment and Other Assets” related to our goodwill impairment in the third quarter of 2015 which resulted in impairment of the entire Prospector goodwill balance. As the fair value of assets acquired and liabilities assumed is subject to significant estimates and subjective judgments, the accuracy of this assessment is inherently uncertain. The following table summarizes our final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the acquisition date of November 17, 2014:

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
We incurred $4 million in acquisition costs for the year ended December 31, 2014 related to the Prospector acquisition. These costs have been expensed and are included in “Contract drilling services expense” in our Consolidated Statement of Operations.

The following unaudited pro forma financial information for the years ended December 31, 2014, gives effect to the Prospector acquisition as if it had occurred at the beginning of the periods presented. The pro forma financial information for the year ended December 31, 2014 includes pro forma results for the period prior to the closing date of November 17, 2014 and actual results for the period from November 17, 2014 through December 31, 2014. The pro forma results are based on historical data and were not intended to be indicative of the results of future operations.

(In thousands, except per share amounts)	2014
Total operating revenues	$2,036,218
Net loss	(702,607)
Net loss to Paragon Offshore	(701,800)
Loss per share (basic and diluted)	$(8.28)

Revenues from the Prospector rigs totaled $8 million from the closing date of November 17, 2014 through December 31, 2014. Operating expenses for this same period totaled $8 million for the Prospector rigs. Revenues for the year ended December 31, 2016 and 2015, which are included in our Consolidated Statement of Operations, were $126 million and $143 million, respectively. Operating expenses for the year ended December 31, 2016 and 2015 totaled $65 million and $143 million, which includes no impairment charges for the year ended December 31, 2016 and $43 million for the year ended December 31, 2015.

NOTE 5—PROPERTY AND EQUIPMENT AND OTHER ASSETS
Property and equipment consists of drilling rigs, drilling machinery and equipment and other property and equipment.

	December 31,
(In thousands)	2016	2015
Drilling rigs	$1,463,199	$1,751,095
Drilling rigs under Sale-Leaseback Transaction	469,018	467,012
Drilling machinery and equipment	345,172	392,095
Other	59,115	42,335
Property and equipment, at cost	2,336,504	2,652,537
Less: Accumulated depreciation	(1,496,006)	(1,533,043)
Less: Accumulated amortization under Sale-Leaseback Transaction	$(27,726)	$(8,396)
Property and equipment, net	$812,772	$1,111,098
Depreciation expense was $220 million, $339 million and $422 million for the years ended December 31, 2016, 2015 and 2014, respectively, including depreciation expense of $9 million, $11 million and $8 million for underwater inspection in lieu of drydocking costs (“UWILD”) for the years ended December 31, 2016, 2015 and 2014 respectively. UWILD costs are capitalized in “Other assets” on the Consolidated Balance Sheet. Amortization of our leased drilling rigs under the Sale-Leaseback Transaction is recorded in depreciation expense for the years ended December 31, 2016 and 2015.
Our capital expenditures totaled $43 million and $218 million for the years ended December 31, 2016 and 2015, respectively. Included in accounts payable were $2 million and $10 million of capital accruals as of December 31, 2016 and 2015, respectively.
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
During the year ended December 31, 2016, we identified indicators of impairment in the fourth quarter of 2016, including the possibility for the continued reduction in contracting activity from the delay in our emergence from bankruptcy after the

Bankruptcy Court denied confirmation of our Original Plan; no significant improvement in the drilling market in 2016 coupled with our decision to exit our operations in Brazil; and a change in the Company’s strategy to focus on fewer markets and utilize a smaller fleet. Because of these indicators, we concluded that triggering events existed, which required us to perform an impairment assessment of our fleet of drilling rigs. We determined the fair value of our fleet using a market approach (for scrap or stacked rigs) and an income approach (for operating rigs) utilizing a weighted average cost of capital of approximately 14% and significant unobservable inputs, representative of a Level 3 fair value measurement, including the following assumptions and estimates:

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

The underlying assumptions for utilization and dayrate scenarios were developed using a methodology that examines historical data for each rig, which considers the rig’s age, rated water depth and other attributes and then assesses its future marketability in light of the current and projected market environment at the time of assessment. Other assumptions, such as operating, maintenance and inspection costs, are estimated using historical data adjusted for known developments and future events that are anticipated by management at the time of the assessment. Management’s assumptions are necessarily subjective and are an inherent part of our asset impairment evaluation, and the use of different assumptions could produce results that differ from those reported. Management’s assumptions involve uncertainties about future demand for our services, dayrates, expenses and other future events, and management’s expectations may not be indicative of future outcomes. Significant unanticipated changes to these assumptions could materially alter our analysis in testing an asset for potential impairment. For example, changes in market conditions that exist at the measurement date or that are projected by management could affect our key assumptions. Other events or circumstances that could affect our assumptions may include, but are not limited to, a further sustained decline in oil and gas prices, cancellations of our drilling contracts or contracts of our competitors, contract modifications, costs to comply with new governmental regulations, growth in the global oversupply of oil and geopolitical events, such as lifting sanctions on oil-producing nations.
We compared the carrying value of each rig to its relative recoverable value determined using undiscounted cash flow projections for each rig. For each rig with a carrying value in excess of its undiscounted cash flows, we computed its impairment based on the difference between the carrying value and fair value of the rig. Based on this analysis and other operational analyses, we determined that two floaters, six jackups, and certain capital spares were impaired. In aggregate, we recognized non-cash impairment losses of approximately $130 million during the year ended December 31, 2016, which is included in “Loss on impairments” in our Consolidated Statements of Operations.
During the year ended December 31, 2015, we identified triggering events, including the downward movement of crude oil prices, the release of the Paragon DPDS2, the increased probability of lower activity in Brazil and Mexico and the resultant projected declines in dayrates and utilization. These indicators required us to perform an impairment assessment of our fleet of drilling rigs. Based on that analysis and other operational analysis, we recognized an impairment loss of $1.1 billion on five floaters, sixteen jackups, certain capital spares and the deposits related to the three high specification jackups for the year ended December 31, 2015.
During the year ended December 31, 2014, we also identified triggering events, including a drop in crude oil prices, a decrease in contractual activities particularly for floating rigs and resultant projected declines in dayrates and utilization which required us to perform an impairment assessment of our fleet of drilling rigs, especially our floaters in Brazil. Based on that analysis, we recognized an impairment loss of $1.1 billion on our three drillships in Brazil and our one cold-stacked floating production storage and offloading unit in the U.S. Gulf of Mexico for the year ended December 31, 2014.

Goodwill Impairment
Goodwill related to the Company’s previous acquisitions was included on the balance sheet as of December 31, 2014 and therefore required assessment during the year ended December 31, 2015. As of December 31, 2016 and 2015, we had no goodwill.
For purposes of evaluating goodwill, we have a single reporting unit, which represents our Contract Drilling Services provided by our fleet of mobile offshore drilling units. Given the events that impacted the Company during the year ended December 31, 2015, including the decrease in contractual activities, a sustained decline in the Company’s market capitalization and credit rating downgrades, the Company concluded that there were sufficient indicators to require a goodwill impairment analysis during the fourth quarter of 2015 in conjunction with our annual goodwill assessment.  In accordance with the applicable accounting guidance, the Company performed a two-step impairment test.
In the first step of the impairment test, we determined the Company had a negative carrying value resulting from our long-lived asset impairment (discussed above), therefore the second step was performed to measure the amount of impairment by comparing the implied fair value of our reporting unit’s goodwill (estimated using the income approach performed for the fixed assets impairment assessment) to the carrying amount of that goodwill. Based on this analysis, the Company determined goodwill was impaired and recognized a non-cash impairment charge of approximately $37 million for the year ended December 31, 2015, which is included in “Loss on impairments” in our Consolidated Statements of Operations. We had no goodwill impairment during 2014.
Sales of Assets, net
In January 2015, we completed the sale of the Paragon M822 for $24 million to an unrelated third party. In connection with the sale, we recorded a pre-tax gain of approximately $17 million.
In June 2015, we identified drill pipe that we would no longer utilize in our operations. We sold these items for $2 million and recorded a pre-tax loss of approximately $4 million.

NOTE 6—SHARE-BASED COMPENSATION
In conjunction with the Spin-Off, we adopted new equity incentive plans for our employees and directors, the Paragon Offshore plc 2014 Employee Omnibus Incentive Plan (the “Employee Plan”) and the Paragon Offshore plc 2014 Director Omnibus Plan (the “Director Plan”). The Employee Plan and Director Plan include replacement awards of Paragon time-vested restricted stock units (“TVRSU’s”) and performance-vested restricted stock units (“PVRSU’s”) granted in connection with the Spin-Off, as well as, new share-settled and cash-settled awards (“CS-TVRSU’s”) which have been granted since Spin-Off. No awards were granted during the year ended December 31, 2016.
Prior to the Spin-Off and to the extent that Company employees participated in the share-based compensation plans provided by Noble, the results of our Predecessor in the consolidated financial statements for the year ended December 31, 2014 includes an allocation of the costs of such share-based compensation plans (see Note 20 - “Predecessor Allocations” for total costs allocated to us by Noble).
Shares available for issuance and outstanding restricted stock units under our two equity incentive plans as of December 31, 2016 are as follows (excluding the impact of cash-settled awards):

(In shares)	Employee Plan	Director Plan
Shares available for future awards or grants	5,370,748	434,048
Outstanding unvested restricted stock units	2,513,112	—
We have awarded TVRSU’s, CS-TVRSU’s and PVRSU’s under our Employee Plan and TVRSU’s under our Director Plan.

The TVRSU’s under our Employee Plan are valued on the date of award at our underlying share price. The total compensation for TVRSU’s that ultimately vest is recognized using a straight-line method over a three-year service period. The shares and related nominal value are recorded when the restricted stock unit vests and additional paid-in capital is adjusted as the share-based compensation cost is recognized for financial reporting purposes.

The number of PVRSU’s which vest under our Employee Plan will depend on the degree of achievement of specified company-based and market-based performance criteria over the service period. Our company-based PVRSU’s are valued on the date of award at our underlying share price. Total compensation cost recognized for the company-based PVRSU’s depends on a performance measure, return on capital employed (“ROCE”), over specified performance periods. Estimated compensation cost is determined based on numerous assumptions, including an estimate of the likelihood that our ROCE will achieve the targeted thresholds and forfeiture of the PVRSU’s based on annualized ROCE performance over the terms of the awards. Our market-based PVRSU’s are valued on the date of the grant based on an estimated fair value. These PVRSU’s are based on the Company’s achievement of a market-based objective, total shareholder return (“TSR”), relative to a peer group of companies as defined in the award agreement. Estimated fair value is determined based on numerous assumptions, including an estimate of the likelihood that our share price performance will achieve the targeted thresholds and the expected forfeiture rate. The fair value is calculated using a Monte Carlo simulation model. The assumptions used to value these market-based PVRSU’s include risk-free interest rates and historical volatility of the trading price of the Company’s common shares over a time period commensurate with the remaining term prior to vesting, as follows:

Valuation assumptions:	2015
Expected volatility	34.0%
Risk-free interest rate	1.07%
Similar valuation assumptions were made for each of the companies included in the defined peer group of companies in order to simulate the future outcomes using the Monte Carlo Simulation Model.
The CS-TVRSU’s under our Employee Plan are accounted for as liability-based awards and are valued at the end of each reporting period at our underlying share price. The total compensation for CS-TVRSU’s that ultimately vests is recognized using a straight-line method over three-year service period.

A summary of restricted stock activity for the years ended December 31, 2016 and 2015 is as follows:

	TVRSU’s Outstanding	Weighted Average Award-Date Fair Value	CS-TVRSU’s Outstanding	Share Price (1)	PVRSU’s Outstanding (2)	Weighted Average Award-Date Fair Value
Outstanding as of December 31, 2015	5,824,857	$5.34	2,647,565		849,484	$5.31
Vested	(3,230,029)	5.29	(858,459)		—	—
Forfeited	(683,935)	5.67	(496,505)		(247,265)	5.12
Outstanding as of December 31, 2016	1,910,893		1,292,601	$0.23	602,219

(1)	The share price represents the closing price of our shares on December 31, 2016 at which our CS-TVRSU’s are measured.

(2)
Includes 191,474 PVRSU’s outstanding as of December 31, 2016 for which vesting depends on the degree of achievement of the Company’s ROCE. The share amount of these PVRSU’s equals the units that would vest if the “maximum” level of performance is achieved based on ROCE. The minimum number of units is zero and the “maximum” level of performance is 200% of the target amount. Also, during the year ended December 31, 2016, 70,272 PVRSU’s were forfeited as a result of the Company not achieving the thresholds for vesting based on annualized ROCE performance over the term of the awards. For the remaining 410,745 PVRSU’s outstanding, the share amount equals the units that would vest if the “target” level of performance is achieved based on the degree of achievement of the Company’s TSR, relative to a peer group of companies. The minimum number of units is zero and the “maximum” level of performance is 200% of the target amount.

Equity and liability-based award amortization recognized during the year ended December 31, 2016 and 2015 totaled $9 million and $16 million, respectively. Equity-based amortization recognized during the five months ended December 31, 2014, not including amounts allocated to our Predecessor, totaled $8 million. As of December 31, 2016, we had $3 million of total unrecognized compensation cost related to our TVRSU’s. The Company expects to recognize this cost over a remaining weighted-average period of 0.9 years or expensed immediately on the effective date of the New Plan. As of December 31, 2016, we had

$0.1 million of total unrecognized compensation cost related to our CS-TVRSU’s. The Company expects to recognize this cost over a remaining weighted-average period of 1.1 years or expensed immediately on the effective date of the New Plan.

As of December 31, 2016, we had $0.2 million of total unrecognized compensation cost related to our PVRSU’s. The Company expects to recognize this cost over a remaining weighted-average period of 0.7 years or expensed immediately on the effective date of the New Plan, if approved. The total potential compensation for the 191,474 PVRSU’s based on ROCE is recognized over the service period based on an estimate of the likelihood that our ROCE will achieve the targeted threshold. We currently estimate a 100% forfeiture rate related to these PVRSU’s. The total potential compensation for the 410,745 PVRSU’s based on TSR is recognized over the service period regardless of whether the TSR performance thresholds are ultimately achieved since vesting is based on market conditions.

NOTE 7—LOSS PER SHARE
On August 1, 2014, approximately 85 million of our ordinary shares were distributed to Noble’s shareholders in conjunction with the Spin-Off. Weighted average shares outstanding, basic and diluted, has been computed based on the weighted average number of ordinary shares outstanding during the applicable period. Restricted stock units do not represent ordinary shares outstanding until they are vested and converted into ordinary shares. Our outstanding share-based payment awards currently consist solely of restricted stock units. The diluted earnings per share calculation under the two class method is the same as our basic earnings per share calculation as we currently have no stock options or other potentially dilutive securities outstanding.
Our unvested restricted stock units, which contain non-forfeitable rights to dividends, are deemed to be participating securities and are included in the computation of earnings per share pursuant to the “two-class” method. The “two-class” method allocates undistributed earnings between ordinary shares and participating securities; however, in a period of net loss, losses are not allocated to our participating securities. No earnings were allocated to unvested share-based payment awards in our earnings per share calculation for the years ended December 31, 2016, 2015, and 2014 due to our net losses in each respective period.
The following table includes the computation of basic and diluted net loss and loss per share:

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014
Allocation of loss - basic and diluted
Net loss attributable to Paragon	$(338,356)	$(999,643)	$(646,746)
Earnings allocated to unvested share-based payment awards	—	—	—
Net loss to ordinary shareholders - basic and diluted	$(338,356)	$(999,643)	$(646,746)

Weighted average shares outstanding
Basic and diluted	87,534	85,785	84,753

Weighted average unvested share-based payment awards	4,418	6,197	1,761

Loss per share
Basic and diluted	$(3.87)	$(11.65)	$(7.63)

NOTE 8—DEBT
A summary of long-term debt at December 31, 2016 and 2015 is as follows:

	December 31,
(In thousands)	2016	2015
Revolving Credit Facility(1)	$—	$708,500
Term Loan Facility, bearing interest 5.5% and 3.75% as of December 31, 2016 and 2015, respectively(1)	—	641,875
Senior Notes due 2022, bearing fixed interest at 6.75% per annum(1)	—	456,572
Senior Notes due 2024, bearing fixed interest at 7.25% per annum(1)	—	527,010
Sale-Leaseback Transaction	196,418	268,688
Unamortized debt issuance costs	(718)	(23,572)
Total debt	195,700	2,579,073
Less: Current maturities of long-term debt	(29,737)	(40,629)
Long-term debt	$165,963	$2,538,444
(1) See Note 9 - “Liabilities Subject to Compromise” for each of the respective December 31, 2016 balances identified above. The commencement of the Bankruptcy cases on February 14, 2016 constituted an event of default that accelerated our obligations under the Term Loan Agreement, Revolving Credit Agreement, and Senior Notes. Any efforts to enforce payments related to these obligations are automatically stayed as a result of the filing of the petitions and are subject to the applicable provisions of the Bankruptcy Code.
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
As of December 31, 2016, we had $709 million in borrowings outstanding at a weighted average interest rate of 3.21% and an aggregate amount of $69 million of letters of credit issued under the Revolving Credit Facility. The balance of our Revolving Credit Facility and unamortized deferred debt issuance costs are classified as liabilities subject to compromise (See Note 9 - “Liabilities Subject to Compromise”). We continue to pay interest on the Revolving Credit Facility in the ordinary course of business based on Bankruptcy Court approval. Accordingly, interest payable on the Revolving Credit Facility is not classified as a liability subject to compromise.
On July 18, 2014, we issued $1.08 billion of Senior Notes and also borrowed $650 million under the Term Loan Facility. The Term Loan Facility is secured by substantially all of our rigs. The proceeds from the Term Loan Facility and the Senior Notes were used to repay $1.7 billion of intercompany indebtedness to Noble incurred as partial consideration for the Separation.
The Senior Notes consisted of $500 million of 6.75% senior notes and $580 million of 7.25% senior notes, which mature on July 15, 2022 and August 15, 2024, respectively. The Senior Notes were issued without an original issue discount. Contractual interest on the 6.75% senior notes is payable semi-annually, in January and July. Contractual interest on the 7.25% senior notes is payable semi-annually, in February and August. The approximately $1 billion balance of our Senior Notes, accrued pre-petition interest, and unamortized deferred debt issuance costs are classified as liabilities subject to compromise (See Note 9 - “Liabilities Subject to Compromise”). As interest on the Company’s unsecured Senior Notes subsequent to February 14, 2016 was not expected to be an allowed claim, the Company ceased accruing interest on its Senior Notes on this date. Results for the year ended December 31, 2016 would have included contractual interest expense of $62 million. These costs would have been incurred had the unsecured Senior Notes not been classified as subject to compromise.
Borrowings under the Term Loan Facility bear interest at an adjusted LIBOR rate plus 2.75%, subject to a minimum LIBOR rate of 1% or a base rate plus 1.75%, at our option. We are required to make quarterly principal payments of $1.6 million plus interest and may prepay all or a portion of the Term Loan Facility at any time. The Term Loan Facility matures in July

2021. The loans under the Term Loan Facility were issued with .50% original issue discount. As of December 31, 2016, the approximately $635 million balance of our Term Loan Facility, unamortized deferred debt issuance costs and unamortized discount are classified as liabilities subject to compromise (See Note 9 - “Liabilities Subject to Compromise”). Paragon continues to make interest payments on its Term Loan Facility in the ordinary course of business, based on Bankruptcy Court approval. Accordingly, interest payable on the Term Loan Facility is not classified as liabilities subject to compromise in the Consolidated Balance Sheet as of December 31, 2016.
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
Sale-Leaseback Transaction
On July 24, 2015, we executed a combined $300 million Sale-Leaseback Transaction with subsidiaries of SinoEnergy (collectively, the “Lessors”) for our two high specification jackup units, Prospector 1 and Prospector 5 (collectively, the “Prospector Rigs”). We sold the Prospector Rigs to the Lessors and immediately leased the Prospector Rigs from the Lessors for a period of five years pursuant to a lease agreement for each Prospector Rig (collectively, the “Lease Agreements”). Net of fees and expenses and certain lease prepayments, we received net proceeds of approximately $292 million, including amounts used to fund certain required reserve accounts. The Prospector 5 is currently operating under drilling contracts with Total S.A. until November 2017. The Prospector 1 is currently operating under drilling contracts with Oranje-Nassau Energie B.V. until June 2018.
The Company has obtained a forbearance from the Lessors of the event of default relating to the filing of the chapter 11 cases under the Lease Agreements. The forbearance will become a permanent waiver of this event of default upon the occurrence of certain conditions, including that the effective date of the Plan occurs by August 1, 2017. If we are unable to satisfy the conditions of this waiver, we intend to file petitions for relief under chapter 11 of the Bankruptcy Code for the parties to the Lease Agreements and certain of their affiliates.

While it has been determined that the Lessors are variable interest entities (“VIEs”), we are not the primary beneficiary of the VIEs for accounting purposes since we do not have the power to direct the operation of the VIEs and we did not have the obligation to absorb losses nor the right to receive benefits that could potentially be significant to the VIEs. As a result, we did not consolidate the Lessors in our consolidated financial statements. We have accounted for the Sale-Leaseback Transaction as a capital lease.

The following table includes our minimum annual rental payments using weighted-average effective interest rates of 5.2% for the Prospector 1 and 7.5% for the Prospector 5.

(In millions)	2017	2018	2019	2020	Thereafter	Total
Minimum annual rental payments	$41	$32	$31	$127	$—	$231

We made rental payments, including interest, of approximately $89 million and $26 million during the year ended December 31, 2016 and 2015, respectively. This includes pre-payments or Excess Cash Amounts (as defined below) of $12 million and $5 million for the Prospector 1 for the years ended December 31, 2016 and 2015, respectively, and $26 million and $7 million for the Prospector 5 for the years ended December 31, 2016 and 2015, respectively.
Following the third and fourth anniversaries of the closing dates of the Lease Agreements, we have the option to repurchase each Prospector Rig for an amount as defined in the Lease Agreements. At the end of the lease term, we have an obligation to repurchase each Prospector Rig for a maximum amount of $88 million per rig, less any pre-payments made by us during the term of the Lease Agreements.
The Lease Agreements obligate us to make certain termination payments upon the occurrence of certain events of default, including payment defaults, breaches of representations and warranties, termination of the underlying drilling contract for each tig, covenant defaults, cross-payment defaults, certain events of bankruptcy, material judgments and actual or asserted failure of any credit document to be in force and effect. The Lease Agreements contain certain representations, warranties, obligations, conditions, indemnification provisions and termination provisions customary for sale and leaseback financing transactions. The Lease Agreements contain certain affirmative and negative covenants that, subject to exceptions, limit our ability to, among other things, incur additional indebtedness and guarantee indebtedness, pay inter-company dividends or make other inter-comany distributions or repurchase or redeem capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell, transfer or otherwise dispose of certain assets, create or incur liens, enter into certain types of transactions with affiliates, consolidate, merge or sell all or substantially all of our assets, and enter into new lines of business.
In addition, we are required to maintain a cash reserve of $11.5 million for each Prospector Rig throughout the term of the Lease Agreements. During the term of the current drilling contract for each Prospector Rig, we are also required to pay to the Lessors any excess cash amounts earned under such contract, after payment of bareboat charter fees and operating expenses for such Prospector Rig and maintenance of any mandatory reserve cash amounts (the “Excess Cash Amounts”). These excess cash payments represent prepayment for the remaining rental payments under the applicable Lease Agreement (the “Cash Sweep”). As of December 31, 2016 and December 31, 2015, we had short-term restricted cash balances of $9 million and $3 million, respectively, and long-term restricted cash balances of $29 million and $25 million, respectively, related to the Lease Agreements in “Restricted cash” on our Consolidated Balance Sheet. Following the conclusion of the current drilling contract for each Rig, the Cash Sweep will be reduced, requiring us to make prepayments to the Lessors of up to 25% of the Excess Cash Amounts.
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
The Prospector Senior Credit Facility was originally entered into by a subsidiary of Prospector on June 12, 2014 with a group of lenders. The Prospector Senior Credit Facility comprised a $140 million Prospector 5 tranche and a $130 million Prospector 1 tranche, which were both fully drawn at the time of acquisition. The Prospector Senior Credit Facility had an interest rate of LIBOR plus a margin of 3.5%. Prospector was required to hedge at least 50% of the Prospector Senior Credit Facility against fluctuations in the interest rate. Under the swaps, Prospector paid a fixed interest rate of 1.512% and received the three-month LIBOR rate (see Note 15 - “Derivative Instruments and Hedging Activity”). On March 16, 2015, the remaining principal balance outstanding under the Prospector Senior Credit Facility in the amount of approximately $261 million, including accrued interest, was paid in full through the use of cash on hand and borrowings under our Revolving Credit Facility, and all associated interest rate swaps were terminated. The related requirement for a fully funded debt service reserve account, classified as restricted cash on our Consolidated Balance Sheet as of December 31, 2014, was also released as a result of the payment in full on the Prospector Senior Credit Facility.

NOTE 9—LIABILITIES SUBJECT TO COMPROMISE
As a result of the filing of the Bankruptcy cases on February 14, 2016, we have classified pre-petition liabilities that are not fully secured and that have at least a possibility of not being repaid at the full claim amount by the New Plan as liabilities subject to compromise in our consolidated financial statements. Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. If there is uncertainty about whether a secured claim is under-secured, or would be impaired under the New Plan, the entire amount of the claim is included in liabilities subject to compromise. The amounts currently classified as liabilities subject to compromise represent Paragon’s current estimate of claims expected to be allowed under the New Plan, if approved. We will continue to evaluate these liabilities during the pendency of the Bankruptcy cases and they may be subject to future adjustments depending on the Bankruptcy Court actions, further development with respect to disputed claims, or other events. Such adjustments may be material.
The Revolving Credit Facility, Senior Notes, and Term Loan Facility will be affected by the New Plan which is subject to confirmation by the Bankruptcy Court. As such, the outstanding balances of these debt instruments and related accrued pre-petition interest (for the Senior Notes only), unamortized debt issuance costs and unamortized discount (for Term Loan Facility only) have been classified as liabilities subject to compromise in the Consolidated Balance Sheet as of December 31, 2016.
Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims is generally not permitted, the Bankruptcy Court approved the Debtors’ “first day” motions allowing, among other things, the payment of obligations related to human capital, supplier relations, customer relations, business operations, tax matters, cash management, utilities, case management and retention of professionals. As a result of this approval, the Company continues to pay certain pre-petition claims in designated categories and subject to certain terms and conditions in the ordinary course of business, and we have not classified these liabilities as subject to compromise in the Consolidated Balance Sheet as of December 31, 2016. This is designed to preserve the value of the Company’s businesses and assets. With respect to pre-petition claims, the Company notified all known claimants of the deadline to file a proof of claim with the Court.
The Company has been paying and intends to continue to pay undisputed post-petition claims in the ordinary course of business.
The following table reflects pre-petition liabilities that are subject to compromise included in our Consolidated Balance Sheets as of December 31, 2016. See Note 8 - “Debt” for a specific discussion on the debt instruments and related balances subject to compromise:

December 31,
(In thousands)	2016
Revolving Credit Facility	$709,100
Term Loan Facility	641,875
Senior Notes due 2022, bearing fixed interest at 6.75% per annum	456,572
Senior Notes due 2024, bearing fixed interest at 7.25% per annum	527,010
Interest payable on Senior Notes	37,168
Debt issuance costs on Revolving Credit Facility	(5,891)
Discount and debt issuance costs on Term Loan Facility	(7,259)
Debt issuance costs on Senior Notes	(14,012)
Liabilities subject to compromise	$2,344,563

NOTE 10—REORGANIZATION ITEMS
ASC 852 requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. The Company uses “Reorganization items, net” on its Consolidated Statement of Operations for the year ended December 31, 2016 to reflect the net revenues, expenses, gains and losses that are the direct result of the reorganization of the business. The following table summarizes the components included in “Reorganization items, net”:

Year Ended December 31,
(In thousands)	2016
Professional fees	$59,364
Other	11,306
Total Reorganization items, net	$70,670
Included in Reorganization items, net for the year ended December 31, 2016, is approximately $45 million of cash paid for professional fees, $17 million of accrued expenses and $9 million of non-cash amortization associated with the reorganization.

NOTE 11—CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION
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

DEBTORS’ CONDENSED COMBINED STATEMENT OF OPERATIONS
(In thousands)

Year Ended December 31,
2016
Operating revenues
Contract drilling services	$455,749
Reimbursables and other	48,209
503,958
Operating costs and expenses
Contract drilling services	335,569
Reimbursables	26,659
Depreciation and amortization	196,898
General and administrative	41,570
Loss on impairments	122,957
723,653
Operating loss before interest, reorganization items and income taxes	(219,695)
Interest expense, net (contractual interest of $129,604)	(64,931)
Other, net	530
Reorganization items, net	(62,169)
Loss before income taxes	(346,265)
Income tax provision	(19,649)
Debtors’ net loss	(365,914)
Equity in earnings of Non-Filing entities, net of tax	27,558
Net loss attributable to Paragon	$(338,356)

DEBTORS’ CONDENSED COMBINED BALANCE SHEET
(In thousands)

December 31,
2016
ASSETS
Current assets
Cash and cash equivalents	$553,238
Accounts receivable, net of allowance for doubtful accounts of $25 million	48,861
Accounts receivable from Non-Filing entities	647,657
Prepaid and other current assets	33,228
Total current assets	1,282,984
Investment in Non-Filing entities	1,074,335
Notes receivable from Non-Filing entities	58,759
Property and equipment, at cost	1,809,120
Accumulated depreciation	(1,481,209)
Property and equipment, net	327,911
Other assets	25,974
Total assets	$2,769,963

LIABILITIES AND EQUITY
Current liabilities
Current maturities of debt due to Non-Filing entities	$3,606
Accounts payable	32,261
Accounts payable due to Non-Filing entities	941,644
Accrued payroll and related costs	24,591
Taxes payable	13,418
Interest payable	591
Other current liabilities	15,993
Total current liabilities	1,032,104
Long-term debt due to Non-Filing entities	2,112
Deferred income taxes	2,505
Other liabilities	24,758
Liabilities subject to compromise	2,344,563
Total liabilities	3,406,042
Equity
Total deficit	(636,079)
Total liabilities and equity	$2,769,963

DEBTORS’ CONDENSED COMBINED STATEMENT OF CASH FLOWS
(In thousands)

Year Ended December 31,
2016

Net cash provided by operating activities	$140,895

Capital expenditures	(37,424)
Change in accrued capital expenditures	(7,955)
Change in restricted cash	(9,262)
Net cash used in investing activities	(54,641)

Net cash used in financing activities	—

Net change in cash and cash equivalents	86,254
Cash and cash equivalents, beginning of period	466,984
Cash and cash equivalents, end of period	$553,238

NOTE 12—INCOME TAXES
Income before income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2016	2015	2014
United States	$2,106	$(456,093)	$70,949
Non-U.S.	(319,976)	(615,627)	(648,360)
Total	$(317,870)	$(1,071,720)	$(577,411)
The income tax provision/benefit consists of the following:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Current - United States	$(13,835)	$(17,354)	$45,754
Current - Non-U.S.	10,311	7,116	43,115
Deferred - United States	14,751	(66,583)	(30,391)
Deferred - Non-U.S.	9,259	4,713	10,916
Total	$20,486	$(72,108)	$69,394
Our annual effective tax rate for the year ended December 31, 2016 was approximately (6.4%), on a pre-tax loss of $318 million. Changes in our effective tax rate from period to period are primarily attributable to changes in the profitability or loss mix of our operations in various jurisdictions. As our operations continually change among numerous jurisdictions, and methods of taxation in these jurisdictions vary greatly, there is little direct correlation between the income tax provision/benefit and income/loss before taxes. The Company is based in the U.K., which had a statutory income tax rate of 20.0% for 2016.

A reconciliation of the U.K. statutory tax rate to our effective rate is shown below:

	Year Ended December 31,
	2016	2015	2014
U.K. statutory income tax rate	20.0%	20.3%	21.5%
Tax rates which are different from the U.K. rate	(17.9)%	(4.8)%	(36.8)%
Tax effect of asset impairment	—%	1.8%	4.3%
Change in valuation allowance	(8.8)%	(11.1)%	—%
Adjustments to uncertain tax positions	0.3%	0.5%	(1.0)%
Total	(6.4)%	6.7%	(12.0)%
The components of the net deferred taxes are as follows:

	December 31,
(In thousands)	2016	2015
Deferred tax assets
Deferred loss on asset dispositions	$81,571	$102,382
Accrued expenses not currently deductible	24,454	18,922
Net operating losses	25,071	17,901
Excess of tax basis over book basis of Property and Equipment	17,314	7,575
Bad debt	2,836	6,118
Other	8,367	7,152
Deferred tax assets	159,613	160,050
Less: Valuation allowance	(146,731)	(118,768)
Net deferred tax assets	12,882	41,282
Deferred tax liabilities
Excess of net book basis over remaining tax basis of Property and equipment	(7,842)	(11,385)
Deferred taxes on unremitted earnings	(6,043)	(6,043)
Contract market valuation	(1,708)	(3,567)
Deferred foreign exchange gain	(1,176)	—
Other	(2,395)	(2,421)
Deferred tax liabilities	(19,164)	(23,416)
Net deferred tax asset (liabilities)	$(6,282)	$17,866
The deferred tax assets related to our net operating losses were generated in various tax jurisdictions worldwide, that will expire, if not utilized, between 2021 and 2036. We recognize a valuation allowance for deferred tax assets when it is more-likely-than-not that the benefit from the deferred tax asset will not be realized. The amount of deferred tax assets considered realizable could increase or decrease in the near-term if estimates of future taxable income change.
We conduct business globally and, as a result, we file numerous income tax returns, or are subject to withholding taxes, in various jurisdictions. In the normal course of business we are generally subject to examination by taxing authorities throughout the world, including major jurisdictions we operate, such as Brazil, Denmark, Egypt, Equatorial Guinea, India, Israel, Luxembourg, Malaysia, Mexico, the Netherlands, Nigeria, Norway, Saudi Arabia, Singapore, Switzerland, the United Kingdom, the United States, and Tanzania. We are no longer subject to examinations of tax matters for years prior to 1999.

The following is a reconciliation of the liabilities related to our unrecognized tax benefits, excluding interest and penalties:

(In thousands)	2016	2015	2014
Gross balance at January 1,	$10,426	$29,679	$32,336
Additions based on tax positions related to the current year	—	—	4,442
Additions for tax positions of prior years	1,176	1,056	1,424
Reductions for tax positions of prior years	(738)	(4,966)	(7,298)
Expiration of statutes	(230)	(221)	(1,225)
Tax settlements	—	(15,122)	—
Gross balance at December 31,	10,634	10,426	29,679
Related tax benefits	—	—	—
Net balance at December 31,	$10,634	$10,426	$29,679
The liabilities related to our unrecognized tax benefits comprise the following:

	December 31,
(In thousands)	2016	2015
Unrecognized tax benefits, excluding interest and penalties	$10,634	$10,426
Interest and penalties included in “Other liabilities”	7,872	8,079
Unrecognized tax benefits, including interest and penalties	$18,506	$18,505
We include, as a component of our income tax provision, potential interest and penalties related to liabilities for our unrecognized tax benefits within our global operations. Interest and penalties resulted in an income tax expense of $1 million, $1 million and $2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
At December 31, 2016, the liabilities related to our unrecognized tax benefits, including estimated accrued interest and penalties, totaled $19 million, and if recognized, would reduce our income tax provision by $19 million. At December 31, 2015, the liabilities related to our unrecognized tax benefits totaled $19 million. It is reasonably possible that our existing liabilities related to our unrecognized tax benefits may increase or decrease in the next twelve months primarily due to the progression of open audits or the expiration of statutes of limitation. However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.

NOTE 13—RESTRUCTURING CHARGES
During 2016, the Company initiated a workforce reduction program to align the size and composition of Paragon’s workforce with the Company’s expected future operating and capital plans and the Company’s strategy to focus on fewer markets and utilize a smaller fleet. The workforce reduction program was in response to the lack of significant improvement in the drilling market coupled with the Company’s decision to exit operations in certain markets, such as Brazil and Canada. Our management and board of directors approved a workforce reduction across our offshore crews, onshore bases and corporate office.
As related to the workforce reduction for the period ending December 31, 2016, appropriate communications to impacted personnel had been completed. As a result, we recorded restructuring expense of $12 million consisting of employee severance and other termination benefits which were included in “Contract drilling services”, “Labor contract drilling services” and “General and administrative” operating costs and expenses on our Consolidated Statement of Operations for the year ended December 31, 2016. We paid $7 million in restructuring and employee separation related costs during 2016. As of December 31, 2016, we had $10 million of accrued restructuring expense consisting of employee severance and other termination benefits in “Accrued payroll and related costs” on our Consolidated Balance Sheet. We expect $5 million of restructuring expense related to the workforce reduction program to be recognized in “Contract drilling services”, “Labor contract drilling services” and “General and administrative” operating costs and expenses in 2017.

NOTE 14—EMPLOYEE BENEFIT PLANS
Defined Benefit Plans
We sponsor two non-U.S. noncontributory defined benefit pension plans, the Paragon Offshore Enterprise Ltd and the Paragon Offshore Nederland B.V. pension plans, which cover certain Europe-based salaried, non-union employees.
These two defined benefit pension plans were carried over by us from Noble at the time of the Spin-Off as part of our Master Separation Agreement. During the periods prior to Spin-Off, most of our employees were eligible to participate in various Noble benefit programs; therefore, the results of our Predecessor in the consolidated financial statements for the year ended December 31, 2014 includes an allocation of the costs of such employee benefit plans, which is consistent with the accounting for multi-employer plans. These costs were allocated based on our employee population. We consider the expense allocation methodology and results to be reasonable.
As of January 1, 2017, all active employees under our current defined benefit pension plans will be transferred to a defined contribution pension plan as related to their future service. The accrued benefits under the defined benefit plan will be frozen and all employees will become deferred members. The transfer to a defined contribution pension plan has been accounted for as a curtailment.
For the years ended December 31, 2016, 2015, and 2014 pension benefit expense related to our defined benefit pension plans totaled $6 million for all three years, respectively. Information on on these plans, based on actuary estimates, is presented in the tables below.
A reconciliation of the changes in projected benefit obligations (“PBO”) for our pension plans is as follows:

	Year Ended December 31,
(In thousands)	2016	2015
Benefit obligation at beginning of year	$116,068	$124,362
Service cost	4,562	5,375
Interest cost	2,254	1,946
Actuarial loss (gain)	24,393	(2,163)
Benefits and expenses paid	(1,349)	(1,184)
Plan participants’ contribution	563	641
Foreign exchange rate changes	(5,068)	(12,909)
Other: curtailment gain	(9,209)	—
Benefit obligation at end of year	$132,214	$116,068
A reconciliation of the changes in fair value of plan assets is as follows:

	Year Ended December 31,
(In thousands)	2016	2015
Fair value of plan assets at beginning of year	$115,165	$125,591
Actual return on plan assets	20,588	(1,790)
Employer contribution	5,639	4,868
Benefits paid	(938)	(813)
Plan participants’ contributions	563	635
Expenses paid	(411)	(371)
Foreign exchange rate changes	(3,937)	(12,955)
Fair value of plan assets at end of year	$136,669	$115,165

The funded status of the plans is as follows:

	Year Ended December 31,
(In thousands)	2016	2015
Funded status	$4,455	$(903)
Amounts recognized in the Consolidated Balance Sheets consist of:

	Year Ended December 31,
(In thousands)	2016	2015
Other assets - noncurrent	$4,455	$938
Other liabilities - noncurrent	—	(1,841)
Net pension asset (liability)	4,455	(903)
Accumulated other comprehensive loss recognized in financial statements	14,329	20,351
Net amount recognized	$18,784	$19,448
Amounts recognized in AOCL consist of:

	Year Ended December 31,
(In thousands)	2016	2015
Net loss	$(14,329)	$(20,572)
Prior service credit	—	221
Accumulated other comprehensive income (loss)	$(14,329)	$(20,351)
The pension gains or losses and prior service costs or credits are recognized on a net-of-tax basis in AOCL and are amortized from AOCL to net periodic benefit cost over the expected average remaining working lives of the employees participating in the plan.

Pension cost includes the following components:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Service cost	$4,562	$5,375	$4,819
Interest cost	2,254	1,946	2,601
Expected return on plan assets	(1,806)	(1,773)	(2,625)
Amortization of prior service credit	(18)	(18)	(16)
Amortization net actuarial loss	757	755	1,077
Net curtailment gain	(201)	—	(66)
Net pension expense	$5,548	$6,285	$5,790
As a result of the curtailment, the prior service credit included in AOCL associated with years of service no longer expected to be rendered is recorded as a gain for the year ended December 31, 2016. There will be no amortization related to prior service cost in 2017. The projected net periodic benefit cost for the year ended December 31, 2017 is approximately $0.5 million which includes less than $0.1 million amortization of net actuarial loss in 2017. The amortization period for the unrecognized loss is set at the average life expectancy of all deferred members and retirees together.

Defined Benefit Plans - Disaggregated Plan Information
Disaggregated information regarding our pension plans is summarized below:

	Year Ended December 31,
(In thousands)	2016	2015
Projected benefit obligation	$132,214	$116,068
Accumulated benefit obligation	132,214	111,366
Fair value of plan assets	136,669	115,165
Defined Benefit Plans - Key Assumptions
The key assumptions for the plans are summarized below:

	Year Ended December 31,
Weighted Average Assumptions Used to Determine Benefit Obligations	2016	2015
Discount rate	1.15% to 1.42%	2.6% to 2.9%
Rate of compensation increase	3.6%	3.6%

	Year Ended December 31,
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost	2016	2015	2014
Discount rate	1.15% to 1.42%	2.6% to 2.9%	2.7% to 3.9%
Expected long-term return on plan assets	1.03% to 1.06%	1.3%	2.7% to 2.8%
Rate of compensation increase	3.6%	3.6%	3.6%
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

The actual fair value of our pension plans as of December 31, 2016 and 2015 is as follows:

		Estimated Fair Value Measurements
(In thousands)	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Fixed Income securities:
Corporate Bonds	$36,089	$—	$36,089	$—
Other	100,580	—	—	100,580
Total	$136,669	$—	$36,089	$100,580

December 31, 2015
Fixed Income securities:
Corporate Bonds	$28,228	$—	$28,228	$—
Other	86,937	—	—	86,937
Total	$115,165	$—	$28,228	$86,937
At December 31, 2016, assets of Paragon Offshore Enterprise Ltd and Paragon Offshore Nederland B.V. were invested in instruments that are similar in form to a guaranteed insurance contract. There are no observable market values for the assets (Level 3); however, the amounts listed as plan assets were materially similar to the anticipated benefit obligations that were anticipated under the plans. The following table details the activity related to these investments during the year.

Market Value
Balance as of December 31, 2014	$93,115
Assets sold/benefits paid	(791)
Return on plan assets	(5,387)
Balance as of December 31, 2015	86,937
Assets sold/benefits paid	$(938)
Return on plan assets	14,581
Balance at December 31, 2016	$100,580
Defined Benefit Plans - Cash Flows
In 2016 and 2015, we made total contributions of $6 million and $5 million to our pension plans. We expect our aggregate minimum contributions to our plans in 2017, subject to applicable law, to be $2 million. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.
The following table summarizes our benefit payments at December 31, 2016 estimated to be paid within the next ten years:

		Payments by Period
	Total	2017	2018	2019	2020	2021	Five Years Thereafter
Estimated benefit payments	$20,561	1,022	1,205	1,395	1,570	1,766	13,603
Other Benefit Plans
We sponsor a 401(k) defined contribution plan and a profit sharing plan, which covers our employees who are not otherwise enrolled in the above defined benefit plans. Other post-retirement benefit expense related to these other benefit plans included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014 were $1 million, $1 million and $2 million, respectively.

NOTE 15—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
In the first quarter of 2015, we had repaid in full the remaining principal balance outstanding under the Prospector Senior Credit Facility; therefore, the related interest rate swaps were terminated. The termination resulted in a settlement at fair market value plus accrued interest of approximately $1 million recorded in “Interest expense net of amount capitalized.” We did not apply hedge accounting with respect to these interest rate swaps and therefore, changes in fair values were recognized as either income or loss in our Consolidated Statements of Operations. For the year ended December 31, 2015, a gain of approximately $1 million resulting from the change in fair value of the interest rate swaps was recorded in “Interest expense, net of amount capitalized.”

NOTE 16—FAIR VALUE OF FINANCIAL INSTRUMENTS
Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Consolidated Balance Sheets approximate fair value.
Fair Value of Debt
The estimated fair values of our Senior Notes and Term Loan Facility were based on the quoted market prices for similar issues (Level 2 measurement).
The estimated fair value of our Senior Notes due July 15, 2022, excluding debt issuance costs of $6 million for December 31, 2016 and 2015, respectively, and our Senior Notes due August 15, 2024, excluding debt issuance costs of $8 million for December 31, 2016 and 2015, respectively, are as follows:

	Subject to Compromise		Not Subject to Compromise
	December 31, 2016		December 31, 2015
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.75% Senior Notes due July 15, 2022	$456,572	$83,324	$456,572	$65,062
7.25% Senior Notes due August 15, 2024	527,010	93,544	527,010	75,099
Total senior unsecured notes	$983,582	$176,868	$983,582	$140,161
The estimated fair value of our Term Loan Facility, bearing interest at 5.5% and 3.75% as of December 31, 2016 and 2015, respectively, excluding unamortized discount and debt issuance costs of $7 million and $8 million for December 31, 2016 and 2015, respectively, is as follows:

	Subject to Compromise		Not Subject to Compromise
	December 31, 2016		December 31, 2015
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Term Loan Facility	$641,875	$244,113	$641,875	$235,889
The carrying amount of our variable-rate debt, the Revolving Credit Facility, which is subject to compromise as of December 31, 2016, approximates fair value as such debt bears short-term, market-based interest rates. We have classified this instrument as Level 2 as valuation inputs used for purposes of determining our fair value disclosure are readily available published LIBOR rates.

NOTE 17—CONCENTRATION OF MARKET AND CREDIT RISK
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
Revenues from Total S.A. accounted for approximately 24%, 16%, and 3% of our total operating revenues in 2016, 2015 and 2014, respectively. Receivables from Total S.A. accounted for approximately 18% and 12% of our accounts receivable balance at December 31, 2016 and 2015, respectively. Revenues from National Drilling Company accounted for approximately 17%, 9%, and 6% of our total operating revenues in 2016, 2015 and 2014, respectively. Receivables from National Drilling Company accounted for approximately 21% and 10% of our accounts receivable balance at December 31, 2016 and 2015, respectively. Revenues from Petrobras accounted for approximately 17%, 21%, and 23% of our operating revenues in 2016, 2015 and 2014, respectively. Receivables from Petrobras accounted for approximately 1% and 5% of our accounts receivable balance at December 31, 2016 and 2015, respectively. Revenues from Pemex accounted for approximately 3%, 9%, and 16% of our operating revenues in 2016, 2015 and 2014 respectively. Receivables from Pemex accounted for approximately 19% and 26% of our accounts receivables balance at December 31, 2016 and 2015, respectively. No other customer accounted for more than 10% of our operating revenues in 2016, 2015 or 2014.

NOTE 18—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table includes the components of AOCL for the years ended December 31, 2016, 2015 and 2014 and changes in AOCL by component for the years ended December 31, 2016 and 2015. All accounts within the tables are shown net of tax.

(In thousands)	Defined Benefit Pension Items (1)	Foreign Currency Items	Total
Balance as of December 31, 2014	$(22,911)	$(14,233)	$(37,144)
Activity during period:
Other comprehensive loss before reclassification	1,823	(7,430)	(5,607)
Amounts reclassified from AOCL	737	—	737
Net other comprehensive income (loss)	2,560	(7,430)	(4,870)
Balance as of December 31, 2015	$(20,351)	$(21,663)	$(42,014)
Activity during period:
Other comprehensive loss before reclassification	5,509	(2,666)	2,843
Amounts reclassified from AOCL	513	—	513
Net other comprehensive income (loss)	6,022	(2,666)	3,356
Balance as of December 31, 2016	$(14,329)	$(24,329)	$(38,658)

(1)
Defined benefit pension items relate to actuarial losses, prior service credits, and the amortization of actuarial losses and prior service credits. Reclassifications from AOCL are recognized as expense on our Consolidated Statements of Operations through either “Contract drilling services” or “General and administrative for the year ended December 31, 2016, see Note 14 - “Employee Benefit Plans” for additional information.

NOTE 19—COMMITMENTS AND CONTINGENCIES
Operating Leases
Future minimum lease payments for operating leases for years ending December 31 are as follows:

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Minimum lease payments	$5,724	$3,061	$2,304	$2,001	$1,598	$1,864	$16,552
Total rent expense under operating leases was approximately $13 million and $17 million for the years ended December 31, 2016 and 2015, respectively.
Purchase Commitments
In connection with the Prospector acquisition, we have outstanding commitments, including shipyard and purchase commitments of approximately $585 million at December 31, 2016. Our purchase commitments consist of obligations outstanding to external vendors primarily related to future capital purchases and includes $579 million due in 2017 related to the three high specification jackups. In 2016, we did not make any payments on the commitments related to the three high specification jackups.
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
Tax Contingencies
We operate in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. As of December 31, 2016, we have received tax audit claims of approximately $345 million, of which $88 million is subject to indemnity by Noble, primarily in Mexico and Brazil, attributable to our income, customs and other business taxes. In addition, as of December 31, 2016, approximately $30 million of tax audit claims in Mexico assessed against Noble are subject to indemnity by us as a result of the Spin-Off. We have contested, or intend to contest, these assessments, including through litigation if necessary. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits, and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions. In some cases, we will be required to post a cash deposit as collateral while we defend these claims. We could be required to post such collateral in the near future, and such amounts could be substantial and could have a material adverse effect on our liquidity, financial condition, results of operations and cash flows. We have no surety bonds or letters of credit associated with tax audit claims outstanding as of December 31, 2016.
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
In addition, a tax law was enacted in Brazil, effective January 1, 2015, that under certain circumstances would impose a 15% to 25% withholding tax on charter hire payments made to a non-Brazilian related party exceeding certain thresholds of total contract value. Although we believe that our operations are not subject to this law, the tax has been withheld at the source by our customer and we have recorded $8 million withholding tax expense since inception of the law. Discussions with our customer over the applicability of this legislation are ongoing.
Settlement with Noble Corporation
On February 12, 2016, we entered into a binding term sheet with Noble with respect to the “Noble Settlement Agreement” (as described below), which we executed on April 29, 2016. The Noble Settlement Agreement will become effective upon the effective date of the Debtors’ plan of reorganization if such plan is substantially similar to the Debtors’ Original Plan. The New Plan contemplates that the Noble Settlement Agreement will become effective upon the effective date of the New Plan. In light of the differences in the Original Plan and the New Plan, we intend to discuss this requirement with Noble. The Noble Settlement Agreement provides that Noble may only unilaterally terminate the Noble Settlement Agreement if: (i) the Debtors’ file a plan of reorganization with the Bankruptcy Court that does not incorporate the terms and conditions of the Noble Settlement Agreement, (ii) the Debtors file a motion before the Bankruptcy Court to terminate their obligations under the Noble Settlement Agreement, or (iii) the release of claims by the Debtors in favor of Noble, as detailed below, is deemed invalid or unenforceable.
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
As of December 31, 2016, our estimated Mexican Tax Assessments totaled approximately $165 million, with assessments for 2009 and 2010 yet to be received. Noble will be responsible for all of the ultimate tax liability for Noble legal entities and 50% of the ultimate tax liability for our legal entities relating to the Mexican Tax Assessments upon effective date of the Noble Settlement Agreement.
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
Other Contingencies
As previously reported, our subsidiary used a commercial agent in Brazil in connection with Petrobras drilling contracts. The agent pleaded guilty in Brazil in connection with the award by Petrobras of a drilling contract to one of our competitors as part of a wider investigation of Petrobras’ business practices. The agent has represented a number of different companies in Brazil over many years, including several offshore drilling contractors. Since mid-2015, we have been conducting an independent review of our relationships with the agent and with Petrobras. Our review to date has found no evidence of wrongdoing by our employees or the commercial agent on our behalf. The SEC and U.S. Department of Justice are aware of our review.

We are currently party to several commercial disputes with a former customer relating to service we performed under our contracts with them. We believe we have a reasonable possibility of loss in these disputes but do not believe our exposure exceeds approximately $15 million.
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
Other
As of December 31, 2016, we had letters of credit of $69 million and performance bonds totaling $97 million supported by surety bonds outstanding and backed by $57 million in letters of credit and $9 million held in restricted cash. Certain of our subsidiaries issued guarantees to the temporary import status of rigs or equipment imported into certain countries in which we operated. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
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

Pursuant to these agreements with Noble, our Consolidated Balance Sheets include the following balances due from and to Noble as of December 31, 2016 and 2015:

	December 31,
(In thousands)	2016	2015
Accounts receivable	$1,149	$22,695
Other current assets	461	3,032
Other assets	7,157	6,686
Due from Noble	$8,767	$32,413

Accounts payable	$211	$211
Other current liabilities	2,594	6,067
Other liabilities	3,268	3,268
Due to Noble	$6,073	$9,546
These receivables and payables primarily relate to rights and obligations under the Master Separation, Tax Sharing Agreement and the Transition Services Agreement (Brazil).

Master Separation Agreement
We entered into the Master Separation Agreement with Noble Corporation, a Cayman Islands company and an indirect, wholly-owned subsidiary of Noble (“Noble-Cayman”), which provided for, among other things, the Distribution of our ordinary shares to Noble shareholders and the transfer to us of the assets and the assumption by us of the liabilities relating to our business and the responsibility of Noble for liabilities related to Noble’s, and in certain limited cases, our business. The Master Separation Agreement identified which assets and liabilities constitute our business and which assets and liabilities constitute Noble’s business.
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

NOTE 20—PREDECESSOR ALLOCATIONS
For the period prior to the Spin-Off, our Predecessor was managed in the normal course of business by Noble and its subsidiaries. Revenues and costs directly related to our Predecessor have been included in the consolidated financial statements for the year ended December 31, 2014. Additionally, certain shared costs have been allocated to our Predecessor and are reflected as expenses in these consolidated financial statements for the year ended December 31, 2014. Our management considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to us for purposes of the carve-out financial statements; however, the expenses reflected in the results of our Predecessor and included in the consolidated financial statements for the year ended December 31, 2014 may not be indicative of the actual expenses that would have been incurred during the periods presented if our Predecessor had operated as a separate standalone entity.
Allocated costs include, but are not limited to: corporate accounting, human resources, information technology, treasury, legal, employee benefits and incentives (excluding allocated post-retirement benefits described in Note 14 - “Employee Benefit Plans”) and stock-based compensation. Our Predecessor’s allocated costs included in contract drilling services in the accompanying Consolidated Statements of Operations totaled $70 million for the year ended December 31, 2014. Our Predecessor’s allocated costs included in general, and administrative expenses in the accompanying Consolidated Statements of Operations totaled $25 million for the year ended December 31, 2014. The costs were allocated to our Predecessor using various inputs, such as head count, services rendered, and assets assigned to our Predecessor. All financial information presented after the Spin-Off represents the results of operations, financial position and cash flows of Paragon, accordingly, no Predecessor allocated costs are included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2016 and 2015.

NOTE 21—SUPPLEMENTAL CASH FLOW INFORMATION
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Accounts receivable	$204,446	$233,812	$(178,108)
Other current assets	32,859	(5,383)	42,922
Other assets	9,656	(479)	(33,637)
Accounts payable	(36,615)	(57,246)	25,890
Other current liabilities	(14,969)	(132,195)	14,273
Other liabilities	(8,571)	(51,790)	(29,514)
Prepaid and accrued reorganization items	26,116	—	—
Net change in other assets and liabilities	$212,922	$(13,281)	$(158,174)
Additional cash flow information is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cash paid (refunded) during the period for:
Interest	$75,487	$124,763	$21,109
U.S. and Non-U.S. income taxes	(9,506)	66,657	85,248
Supplemental information for non-cash activities:
Assets related to Sale-Leaseback Transaction	$—	$465,043	$—
Adjustments to distributions by former parent	—	9,493	—
Accrued capital expenditures	1,928	10,305	24,003
Transfer from parent of property and equipment	—	—	18,124

NOTE 22—SEGMENT AND RELATED INFORMATION
At December 31, 2016, our contract drilling operations were reported as a single reportable segment, Contract Drilling Services, which reflects how our business is managed, and the fact that all of our drilling fleet is dependent upon the worldwide oil industry. The mobile offshore drilling units that comprise our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consisted largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. Our contract drilling services segment is able to conduct contract drilling operations in the North Sea, the Middle East, India, Brazil, Mexico, West Africa and Southeast Asia. Under the New Plan, if approved, we will focus on the North Sea, the Middle East and India.

Operations by Geographic Area
The following table presents revenues and identifiable assets by country based on the location of the service provided:

	Revenues			Identifiable Assets
	Year Ended December 31,			December 31,
(In thousands)	2016	2015	2014	2016	2015
Country:
Brazil	$131,192	$368,502	$488,884	$35,017	$169,626
United Kingdom	181,512	305,499	193,908	666,823	1,122,653
The Netherlands	90,764	242,128	284,651	574,243	252,686
United Arab Emirates	109,886	135,747	139,318	193,596	229,351
Mexico	16,230	133,970	326,352	46,620	183,944
India	55,882	71,743	79,201	85,673	102,054
Cameroon	16,102	70,901	35,224	13,822	100,828
Qatar	—	36,234	94,320	16,544	25,844
Denmark	—	8,382	28,645	76,304	—
USA	—	340	85,060	177,317	137,128
Other	34,608	118,982	238,199	17,772	38,733
	$636,176	$1,492,428	$1,993,762	$1,903,731	$2,362,847

NOTE 23—UNAUDITED INTERIM FINANCIAL DATA
Summarized quarterly results for years ended December 31, 2016 and 2015 are as follows:

	Quarter Ended
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2016
Operating revenues	$265,120	$184,935	$125,078	$61,043
Operating income (loss)	43,491	6,426	(29,509)	(189,784)
Net loss attributable to Paragon Offshore	(5,210)	(25,109)	(63,618)	(244,419)
Loss per share - basic and diluted (1)	(0.06)	(0.29)	(0.72)	(2.78)

2015
Operating revenues	$430,648	$393,244	$368,973	$299,563
Operating income (loss)	95,653	57,727	(1,105,344)	10,590
Net income (loss) attributable to Paragon Offshore	61,127	47,331	(1,084,838)	(23,263)	(2)
Earnings (loss) per share - basic and diluted (1)	$0.69	$0.51	$(12.46)	$(0.27)	(2)

(1)	Earnings (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income (loss) per share may not equal the total computed for the year.

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
Evaluation of Disclosure Controls and Procedures
Dean E. Taylor, Interim President, Chief Executive Officer, and Director of Paragon, and Lee M. Ahlstrom, Senior Vice President and Interim Chief Financial Officer of Paragon, with the participation of our management, have evaluated the effectiveness of the disclosure controls and procedures of Paragon as of the end of the period covered by this report. Based on their evaluation as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective at the reasonable assurance level. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation on the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016. Their report is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included in Part III of this Annual Report on Form 10-K will be provided in accordance with Instructions G (3) to Form 10-K no later than May 1, 2017.
Executive Officers of the Registrant
The following table sets for certain information as of March 3, 2017 with respect to our executive officers:

Name	Age	Position
Dean E. Taylor	68	Interim President, Chief Executive Officer and Director
Lee M. Ahlstrom	49	Senior Vice President and Interim Chief Financial Officer
William C. Yester	66	Senior Vice President - Operations
Andrew W. Tietz	50	Senior Vice President - Marketing and Contracts
Anirudha Pangarkar	55	Senior Vice President - Special Projects, Supply Chain and Maintenance
Todd D. Strickler	39	Senior Vice President - Administration, General Counsel and Corporate Secretary
Alejandra Veltmann	48	Vice President - Chief Accounting Officer
Dean E. Taylor was named Interim President and Chief Executive Officer effective November 9, 2016. Mr. Taylor has served as a member of Paragon’s Board of Directors and as the chairperson of Paragon’s Nominating and Corporate Governance Committee since its founding in 2014.  He previously served in a variety of roles at Tidewater Inc. from 1978 through 2012, including Chief Executive Officer and Chairman of the Board.  Tidewater, Inc. is a global provider of offshore service vessels to the energy industry.  Mr. Taylor also serves on the board of directors of the American Bureau of Shipping and has previously served on the boards of Trican Well Service Ltd. and Whitney Holding Corporation.
Lee M. Ahlstrom was named Interim Chief Financial Officer effective November 9, 2016. Mr. Ahlstrom served as Senior Vice President of Investor Relations, Strategy and Planning of Paragon since its founding in 2014. Mr. Ahlstrom has more than 20 years of experience in the oil and gas industry. He has served as Senior Vice President – Strategic Development of Noble since May 2011 and was Vice President of Investor Relations and Planning of Noble from May 2006 to May 2011. Prior to joining Noble, Mr. Ahlstrom served as Director of Investor Relations at Burlington Resources, held various management positions at UNOCAL Corporation and served as an Engagement Manager with McKinsey & Company. Mr. Ahlstrom began his career with Exxon, where he held a variety of surface and subsurface engineering positions. He holds Bachelor of Science and Master’s degrees in Mechanical Engineering from the University of Delaware.
William C. Yester was named Senior Vice President of Operations effective August 1, 2014. Mr. Yester has more than 40 years of experience in the drilling business, with more than 22 years in offshore operations, and has been employed with Noble and Paragon in a number of operational roles since 1996. He has served most recently as Vice President –Division Manager (Africa) and prior to that, Vice President – Division Manager (Middle East and India). Mr. Yester began his career with Noble in 1974, and from 1990 to 1994 served as a Division Manager with Helmerich and Payne International Drilling Company. In 1994-1995 he held a number of operational roles with Triton Engineering Company before returning to Noble in 1995. Mr. Yester holds a Bachelor of Science degree in Petroleum Engineering from Louisiana Tech University.
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
Todd D. Strickler was named Senior Vice President - Administration, General Counsel and Corporate Secretary effective August 23, 2016. Mr. Strickler served in the role of Vice President, General Counsel and Corporate Secretary since August 2014. Mr. Strickler has more than 15 years of experience in the offshore and legal services industries. He has served as Associate General Counsel – Corporate of Noble since January 2013 and was Senior Counsel for Noble since February 2009. Prior to his joining Noble, he specialized in corporate and securities law at the law firm of Andrews Kurth LLP. Mr. Strickler holds a Bachelor of Science degree in Mechanical Engineering from the University of Texas at Austin and a Juris Doctorate from the University of Texas School of Law.
Alejandra Veltmann was named Vice President - Chief Accounting Officer effective June 1, 2015.  Ms. Veltmann previously served as Vice President and Chief Accounting Officer at Geokinetics Inc. from December 2012 to May 2015, and Corporate Controller from May 2011 to November 2012.  Ms. Veltmann has over 25 years of experience in financial management roles for public and private companies in the energy, financial services, and manufacturing industries, including consulting in the role of CFO for entrepreneurial companies.  Ms. Veltmann served as senior manager for KPMG and is a certified public accountant.  Ms. Veltmann holds a BBA degree in Accounting from The University of New Mexico.

ITEM 11.	EXECUTIVE COMPENSATION
The information required to be included in Part III of this Annual Report on Form 10-K will be provided in accordance with Instructions G (3) to Form 10-K no later than May 1, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required to be included in Part III of this Annual Report on Form 10-K will be provided in accordance with Instructions G (3) to Form 10-K no later than May 1, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required to be included in Part III of this Annual Report on Form 10-K will be provided in accordance with Instructions G (3) to Form 10-K no later than May 1, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be included in Part III of this Annual Report on Form 10-K will be provided in accordance with Instructions G (3) to Form 10-K no later than May 1, 2017.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

(1)	Financial Statements –
Our Consolidated Financial Statements, together with the notes thereto and the report of PricewaterhouseCoopers LLP dated March 10, 2017, was included in Item 8 of this Form 10-K.

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

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Paragon Offshore plc, a company registered under the laws of England and Wales

Date:	March 10, 2017	By:	/s/ Dean E. Taylor
Dean E. Taylor
Interim President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ Dean E. Taylor	Interim President, Chief Executive Officer and Director	March 10, 2017
Dean E. Taylor	(Principal Executive Officer)

/s/ Lee M. Ahlstrom	Senior Vice President and Interim Chief Financial Officer	March 10, 2017
Lee M. Ahlstrom	(Principal Financial Officer)

/s/ Alejandra Veltmann	Vice President and Chief Accounting Officer	March 10, 2017
Alejandra Veltmann	(Principal Accounting Officer)

/s/ J. Robinson West	Director	March 10, 2017
J. Robinson West

/s/ Anthony R. Chase	Director	March 10, 2017
Anthony R. Chase

/s/ Thomas L. Kelly II	Director	March 10, 2017
Thomas L. Kelly II

/s/ John P. Reddy	Director	March 10, 2017
John P. Reddy

/s/ William L. Transier	Director	March 10, 2017
William L. Transier

Index to Exhibits

Number	Description
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
10.27
Employment Letter, dated as of November 9, 2016, by and between Dean Taylor and Paragon Offshore Services LLC (incorporated by reference to Exhibit 10.1 to Paragon Offshore plc’s Current Report on Form 8-K filed on November 15, 2016).

10.28
Separation Agreement and General Release, by and between Steven Manz and Paragon Offshore Services LLC, Paragon Offshore plc and Paragon International Investment Limited, dated November 17, 2016 (incorporated by reference to Exhibit 10.1 to Paragon Offshore plc’s Current Report on Form 8-K filed on November 22, 2016).

10.29
Separation Agreement and General Release, by and between Randall Stilley and Paragon Offshore Services LLC, Paragon Offshore PLC, Paragon International Investment Limited and their affiliates, dated November 30, 2016. (incorporated by reference to Exhibit 10.1 to Paragon Offshore plc’s Current Report on Form 8-K filed on December 1, 2016).

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