Form 10-K/A
period 2016-12-31
PARAGON OFFSHORE PLC
filed 2017-05-01
CIK 1594590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________

FORM 10-K/A
(Amendment No. 1)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the registered shares of Paragon Offshore plc held by non-affiliates of the registrant was $66 million based on the closing sale price as reported on the OTC Markets.
Number of shares outstanding and trading at March 31, 2017: 89,009,153

EXPLANATORY NOTE
Paragon Offshore plc (the “Company”) is filing this Amendment No. 1 (the “Amendment No. 1”) to its’ Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which the Company filed with the Securities and Exchange Commission (“SEC”) on March 10, 2017 (the “Form 10-K”). This Amendment No. 1 amends Part III, Items 10 through 14 of our Form 10-K, from which certain information was previously omitted from our Form 10-K in reliance upon General Instruction G(3) to Form 10-K. Accordingly, Part III of our Form 10-K is hereby amended as set forth below.
In addition, as required by Rule 12b-15 as promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of our Form 10-K has also been amended to include the new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed with this Amendment No. 1 as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of these certifications have been omitted and we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002.
Except as described above and set forth herein, this Amendment No. 1 does not amend or update any other information set forth in our Form 10-K and does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters will be addressed in subsequent reports filed with the SEC. This Amendment No. 1 should be read in conjunction with our Form 10-K and with our other filings with the SEC .

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
For information relating to our executive officers, please see “Executive Officers of the Registrant” in Part III of the Form 10-K.
Directors of the Registrant
Information about each of the individuals serving on our board of directors (the “Board”) is presented below. All information is provided as of January 31, 2017. The members of our Board have a variety of experiences and attributes that qualify them to serve on our Board, including accounting, finance and legal experience, extensive senior management experience in the energy industry, including oil and gas and offshore drilling, and experience as directors of other public companies. Certain members also possess valuable historical knowledge of the Company and our industry by virtue of their previous service on our Board.

Anthony R. Chase, age 62, director since 2014
Mr. Chase has served as a member of our Board since the Spin Off in 2014. Since 2006, Mr. Chase has served as the Chairman and Chief Executive Officer of ChaseSource, L.P., a Houston-based staffing and real estate development firm, which is ranked among the nation’s largest minority-owned companies. Mr. Chase also is a tenured Professor of Law at the University of Houston. He currently serves on the board of Anadarko Petroleum Corporation and has previously served on the boards of Sarepta Therapeutics, Inc., Western Gas Partners, LP, the Cornell Companies and Leap Wireless International Inc. Mr. Chase is also on the board of directors of several non-profit companies. Mr. Chase brings to our board of directors unique experience as a successful and widely respected business leader, entrepreneur and legal scholar, significant experience with strategic transactions and public and private company board service.

Thomas L. Kelly II, age 58, director since 2014
Mr. Kelly has served as a member of our Board since the Spin Off in 2014. He is a co-founder and has been a general partner of CHB Capital Partners, a private equity fund that provides capital and expertise to closely-held businesses since 1994. Mr. Kelly currently serves on the boards of numerous private companies and has served on the board of Ensco plc. Mr. Kelly brings to our board of directors extensive experience as a general partner in the private equity industry, considerable expertise in corporate finance and investment management activities and public and private company board service across multiple industries, including the offshore drilling industry.

John P. Reddy, age 64, director since 2014
Mr. Reddy has served as a member of our Board since the Spin Off in 2014. Mr. Reddy is currently a business consultant and private investor. From 2009 until 2017, Mr. Reddy served as the Chief Financial Officer of Spectra Energy Corporation, an owner and operator of pipeline and midstream energy assets. Prior to that, he served as Senior Vice President and Chief Financial Officer of Atmos Energy Corporation and in various financial roles with Pacific Enterprises Corporation. Mr. Reddy currently also serves on the board of directors of DCP Midstream, LLC. Mr. Reddy brings to our board of directors experience and knowledge gained as an executive officer in the energy industry, as well as extensive accounting and financial expertise.

Dean E. Taylor, age 68, director since 2014
Mr. Taylor has served as our Interim President and Chief Executive Officer since November 2016 and has served as a member of our Board since the Spin Off in 2014. Prior to joining the Company as Interim President and Chief Executive Officer in 2016, Mr. Taylor was a private investor. From 1978 until 2014, Mr. Taylor served in various other roles with Tidewater, a global provider of offshore service vessels to the energy industry, including as Chief Executive Officer and President and Chairman of the board. Mr. Taylor previously served as on the boards of Trican Well Services Ltd. and Whitney Holding Corporation. Mr. Taylor brings to our board of directors broad experience as an executive officer in the offshore energy industry and public company board experience.

William L. Transier, age 62, director since 2014
Mr. Transier has served as a member of our Board since the Spin Off in 2014. He is the founder and currently serves as Chief Executive Officer of Transier Advisors, LLC, an independent advisory firm providing operational improvement, turnaround, restructuring and executive leadership to the energy industry since 2015. Prior to 2015, Mr. Transier co-founded Endeavour International Corporation, an international oil and gas exploration and production company. He served as non-executive Chairman of the Board of Directors from December 2014 until November 2015. He served as Chairman, President and Chief Executive Officer of Endeavour from 2006 until 2014, and as Co-Chief Executive Officer of Endeavour from 2004 to 2006. Prior to this, Mr. Transier served in various roles including Executive Vice President and Chief Financial Officer of Ocean Energy, Inc., Executive Vice President and Chief Financial Officer of Seagull Energy Corporation and partner in the audit department of KPMG LLP. Mr. Transier is currently Lead Independent director of Helix Energy Solutions Group, Inc. and serves on the board of CHC Group, Ltd. Mr. Transier has previously served as Lead Director on the board of Cal Dive International, Inc. Mr. Transier brings to our board of directors experience and knowledge gained as an executive officer for complex international companies in the energy industry, extensive finace, accounting and restructuring expertise including experience leading the board in resolving Endeavour’s 2014 Chapter 11 case which was dismissed in November 2015 upon reaching a structured settlement agreement.

J. Robinson West, age 70, chairman since 2014
Mr. West has served as the chairman of our Board since the Spin Off in 2014. Mr. West is currently a business consultant and private investor. From 2013 until 2017, Mr. West served as a Senior Advisor and Resident Affiliate for the Center for Strategic & International Studies, an independent bi-partisan research institute specializing in foreign policy and defense issues and international economies, since October 2013. Mr. West was the founder, Chairman and Chief Executive Officer of PFC Energy, Inc., a Washington, D.C.-based consulting firm serving oil and gas companies and governments with 14 offices around the world, and served in that role from 1984 to 2013. Before founding PFC, Mr. West served in the Reagan Administration as Assistant Secretary of the Interior for Policy, Budget, and Administration (1981-83), with responsibility for U.S. offshore oil policy. Mr. West currently serves on the boards of Magellan Petroleum Corporation and has recently served on the board of Key Energy Services, Inc. and Cheniere Energy, Inc. Mr. West brings to our board of directors extensive experience as a consultant to companies in the international oil and gas industries, U.S. government service related to energy policy matters, and broad knowledge of board leadership and corporate governance.

None of the corporations or other organizations in which our non-management directors carried on their respective principal occupations and employments or for which our non-management directors served as directors during the past five years is a parent, subsidiary or other affiliate of the Company.
Board Committees and Meetings and Other Governance Matters
The Company has standing audit, compensation, finance and risk, and nominating and corporate governance committees of our Board. Each of these committees operates under a written charter that has been adopted by the respective committee and by our Board. The charters are published under the governance section of the Company’s website at www.paragonoffshore.com and are available in print to any shareholders who request them.
The current members of the committees, number of meetings held by each committee during 2016, and a description of the functions performed by each committee are set forth below:
Audit Committee (8 meetings). The current members of the audit committee are Mr. Reddy (chairman), Mr. Kelly and Mr. Transier. The primary responsibilities of the audit committee are the appointment, compensation, retention and oversight of the Company’s auditors (including review and approval of the terms of engagement and fees), to review with the auditors the Company’s financial reports (and other financial information) provided to the SEC and the investing public, to prepare and approve an annual report for inclusion in our proxy statement, and to assist our Board with oversight of the following: integrity of the Company’s financial statements; compliance by the Company with standards of business ethics and legal and regulatory requirements; qualifications and independence of the Company’s independent auditors (including both our independent registered public accounting firm and our statutory auditors); and performance of the Company’s independent auditors and internal auditors. Our Board has determined that each of Messrs. Kelly, Reddy and Transier is an “audit committee financial expert” as that term is defined under the applicable SEC rules and regulations.
Compensation Committee (10 meetings). The current members of the compensation committee are Mr. Kelly (chairman), Mr. Chase and Mr. Transier. The primary responsibilities of the compensation committee are to discharge our Board’s responsibilities relating to compensation of directors and executive officers, to assist our Board in reviewing and administering compensation, benefits, incentive and equity-based compensation plans, and to prepare an annual disclosure under the caption “Compensation Committee Report” for inclusion in the Company’s annual report and its’ proxy statement for the annual general meeting of shareholders.
Finance and Risk Committee (14 meetings). The current members of the finance and risk committee are Mr. Transier (chairman), Mr. Chase, Mr. Kelly and Mr. Reddy. The primary responsibilities of the finance and risk committee are to discharge our Board’s responsibilities relating to reviewing the Company’s financial affairs; providing recommendations to the Board regarding dividend, financing and financial policies; reviewing the financial exposure of the Company together with mitigating strategies; reviewing the financial impacts of major transactions such as mergers, acquisitions, reorganizations and divestitures and capital projects; reviewing the systems, processes, organizational structure and people responsible for the finance and risk functions; and assisting the Board in fulfilling its oversight responsibilities with respect to risk management.
Nominating and Corporate Governance Committee (8 meetings). The current members of the nominating and corporate governance committee are Mr. Chase (chairman), Mr. Reddy and Mr. West. The primary responsibilities of the nominating and corporate governance committee are to assist our Board in reviewing, evaluating, selecting and recommending director nominees when one or more directors are to be appointed, elected or re-elected to our Board; to monitor, develop and recommend to our Board a set of principles, policies and practices relating to corporate governance; and to oversee the process by which our Board, our Chief Executive Officer and executive management are evaluated.
The nominating and corporate governance committee believes that directors should possess the highest personal and professional ethics, character, integrity and values; an inquisitive and objective perspective; practical wisdom; and mature judgment. Directors must be willing to devote sufficient time to discharging their duties and responsibilities effectively, and they should be committed to serving on our Board for an extended period of time. The nominating and corporate governance committee considers diversity in identifying nominees for director and endeavors to have a Board representing diverse experience in areas that will contribute to our Board’s ability to perform its roles relating to oversight of the Company’s business, strategy and risk exposure worldwide. The nominating and corporate governance committee takes into account, among other things, the diversity of business, leadership and personal experience of Board candidates and determines how that experience will serve the best interests of the Company.
 The nominating and corporate governance committee’s process for identifying candidates includes seeking recommendations from one or more of the following: current directors and executive officers of the Company; a firm (or firms) that specializes in identifying director candidates (which firm may earn a fee for its services paid by the Company); persons known to directors of the Company in accounting, legal and other professional service organizations or educational institutions; and, subject to compliance with applicable procedures, shareholders of the Company. The nominating and corporate governance committee’s process for evaluating candidates includes investigation of the person’s specific experiences and skills, time availability in light of commitments, potential conflicts of interest, and independence from management and the Company. Candidates recommended by a shareholder are evaluated in the same manner as are other candidates.
In 2016, our Board held 30 meetings. In 2016, each director attended at least 75% of the aggregate of (1) the total number of meetings of our Board and (2) the total number of meetings of committees of our Board on which such director served (during the periods that such director served).
Our Articles of Association and corporate governance guidelines provide our Board the flexibility either to combine or to separate the positions of Chairman and Chief Executive Officer. Our Board believes it is in the best interests of the Company and our shareholders for our Board to have the flexibility to determine the best director to serve as Chairman, whether such director is an independent director or our Chief Executive Officer. At the current time, our Board believes that the Company and our shareholders are best served by maintaining separation between the positions of the Chief Executive Officer and the Chairman of the Board. The Board believes that separating these positions allows our Chief Executive Officer to focus on our day-to-day business, while our Chairman of the Board presides over the Board as it provides advice to, and independent oversight of, the Company’s management and operations. The Board recognizes the time, effort, and energy that the Chief Executive Officer is required to devote to his position and the additional commitment that the position of Chairman of the Board requires. The Board believes that having separate positions and having an independent outside director serve as the Chairman of the Board is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance. If the Board selects the Chief Executive Officer to serve as Chairman of the Board, our corporate governance guidelines require the non-employee directors of the Company to elect an individual to serve as lead director to preside at regularly scheduled executive sessions of our Board. The lead director would also be responsible for approving information sent to our Board, including meeting agendas and meeting schedules for our Board, acting as an available conduit for the communication of information from the non-management directors to our Chief Executive Officer and coordinating the development of the Chief Executive Officer’s annual goals and objectives.
Our Board has six members, all of whom, with the exception of Mr. Taylor, our Interim President and Chief Executive Officer, are independent under our corporate governance guidelines and, as required by such guidelines, the NYSE corporate governance rules. For additional information regarding the independence requirements under our corporate governance guidelines, see Item 13, “Board

Independence.” Pursuant to our corporate governance guidelines, our non-management directors meet in executive sessions without our Chief Executive Officer or any other management present in connection with each regularly scheduled meeting of our Board.
In addition, each of our Board’s standing committees (the audit committee, the compensation committee, the nominating and corporate governance committee and the finance and risk committee) is composed of independent directors and each has a non-management, independent Board member acting as chair.
To provide ongoing reviews of the effectiveness of our Board, including the effectiveness of our Board leadership structure, our corporate governance guidelines provide for annual assessments by Board members of the effectiveness of our Board and of our Board committees on which such members serve.
Consistent with our Articles of Association and corporate governance guidelines, our Board is responsible for determining the ultimate direction of our business, determining the principles of our business strategy and policies and promoting the long-term interests of the Company. Our Board possesses and exercises oversight authority over our business and, subject to our governing documents and applicable law, generally delegates day-to-day management of the Company to our Chief Executive Officer and our executive management. Viewed from this perspective, our Board generally oversees risk management, and the Chief Executive Officer and other members of executive management generally manage the material risks that we face.
Pursuant to the requirements of laws, rules and regulations that apply to companies whose securities are publicly traded in the United States, as described above, our audit committee assists our Board in oversight of the integrity of the Company’s financial statements, our compliance with standards of business ethics and legal and regulatory requirements and various matters relating to our publicly available financial information and our internal and independent auditors. Our audit committee also discusses policies with respect to risk assessment and risk management with our management team. Certain risks associated with the performance of our executive management fall within the authority of our nominating and corporate governance committee, which is responsible for evaluating potential conflicts of interest and independence of directors and Board nominees, monitoring and developing corporate governance principles and overseeing the process by which our Board is evaluated. Risks associated with retaining executive management fall within the scope of the authority of our compensation committee, which assists our Board in reviewing and administering compensation, benefits, incentive and equity-based compensation plans.
Our finance and risk committee maintains responsibility for risk oversight that does not specifically fall within the scope of authority of our audit committee. Our finance and risk committee has the responsibility for confirming the risk tolerance of the Company and monitoring and assessing any potential material risks, or otherwise ensuring management has an effective and ongoing program in place for monitoring and assessing, and, to the extent appropriate, mitigating such risks to be within the risk tolerance of the Company. Risks falling within this area include but are not limited to general business and industry risks, operating risks, financial risks and compliance risks that we face. We have not concentrated responsibility for all risk management in a single risk management officer within our executive management, but rather we rely on a management steering committee to administer an enterprise risk management (“ERM”) system that is designed to ensure that the most significant risks to the Company, on a consolidated basis, are being identified, managed and monitored appropriately, and that due care is exercised in considering such risks in the management of the Company. Through the ERM system, the steering committee:

•	monitors the universe of risks that we face;

•	assesses processes and participants for identifying risk;

•	determines the Company’s risk tolerance and approves mitigation strategies and responsibilities;

•	attempts to ensure top risk areas are addressed and managed where possible;

•	works with any committee, Board member or their designees to assist in evaluation of risks that may be of concern to the Board or a committee of the Board; and

•	makes regular reports to our Board on management’s assessment of exposure to risk and steps management has taken to monitor and deal with such exposure.
Our Board monitors the ERM system and other risk management information provided to it and provides feedback to management from time to time that may be used to better align risk management practices, strategies and systems with the risk philosophy and risk tolerances of the Company.
Shareholder Communications with Directors
Our Board has approved the following process for shareholders and other security holders of the Company and interested parties to send communications to our Board. To contact all directors on our Board, all directors on a Board committee, an individual director, or the non-management directors of our Board as a group, the shareholder, other security holder or interested party can:

•	mail Paragon Offshore plc, Attention: Corporate Secretary, at 20-22 Bedford Row, London WC1R 4JS United Kingdom; or

•	e-mail the Board at bod@paragonoffshore.com
All communications received in the mail are opened by the office of the Company’s Secretary for the purpose of determining whether the contents represent a message to our Board. All communications received electronically are processed under the oversight of our Board by the Company’s general counsel or chief compliance officer. Complaints or concerns relating to the Company’s accounting, internal accounting controls, or auditing matters are referred to the audit committee of our Board. Complaints or concerns relating to other corporate matters, which are not addressed to a specific director, are referred to the appropriate functional manager within the Company for review and response. Complaints or concerns relating to corporate matters other than the specific items referred to the audit committee as described above, which are addressed to a specific director, committee of our Board, or group of directors, are promptly relayed to such persons.
Director Education
We provide our directors with information and materials that are designed to assist them in performing their duties as directors. We provide directors with periodic training on certain policies, standards and procedures of the Company, including guidance and advice on compliance therewith. We provide director manuals, periodic presentations on new developments in relevant areas, such as legal and accounting matters, as well as opportunities to attend director education programs at the Company’s expense. Our director manual contains important information about the Company and the responsibilities of our directors, including: our Articles of Association; guidelines for assignments regarding standing committees of our Board; the charter for each of our Board committees; a summary of laws and regulations regarding compliance with insider reporting and trading; a statement of the Company policies and code of business conduct and ethics that govern how we conduct our business; and our safety policy and quality policy and objectives.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10 percent of the shares of the Company, to file with the SEC initial reports of ownership and reports of changes in ownership of such shares. Directors, officers and beneficial owners of more than 10% of the shares are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our directors and officers that no other reports were required, during the year ended December 31, 2016, our directors, officers and beneficial owners of more than 10% of the shares of the Company complied with all applicable Section 16(a) filing requirements.

Code of Business Conduct
We have adopted a Code of Business Conduct and Ethics, which applies to all Company employees, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on the governance section of our website at http:/www.paragonoffshore.com. We undertake to provide to any person without charge a copy of our Code of Business Conduct and Ethics upon request at: bod@paragonoffshore.com.
We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K through our website at www.paragonoffshore.com at which you may view our Code of Business Conduct and Ethics (an any amendments thereto or waivers of compliance therewith).

ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Executive Summary
The Company is committed to best practices in corporate governance, including executive compensation. The Company has designed a compensation program that aligns pay and performance evidenced by the existing features of our executive compensation program described below.
The compensation discussion and analysis (“CD&A”) set forth below provides an explanation of our compensation programs, including the objectives of such programs and the rationale for each element of compensation, for: (1) our interim Chief Executive Officer (“CEO”), (2) our interim Chief Financial Officer (“CFO”), (3) our former CEO and CFO, each of whom departed the Company on November 9, 2016, and (4) our three other most highly compensated executive officers that were employed with us at the end of the 2016 year (the “Named Executive Officers”). This section also describes the actions and decisions of the Compensation Committee of our Board of Directors (the “Compensation Committee”) as it relates to 2016 compensation decisions.

Named Executive Officer	Title
Dean E. Taylor	Interim President & Chief Executive Officer
Lee M. Ahlstrom	Senior Vice President & Interim Chief Financial Officer
Anirudha Pangarkar	Senior Vice President - HSE, Operations Services & Projects
Todd D. Strickler	Senior Vice President of Administration, General Counsel & Corporate Secretary
William C. Yester	Senior Vice President - Operations
Randall D. Stilley	Former President & Chief Executive Officer
Steven A. Manz	Former Senior Vice President & Chief Financial Officer
Details of Our Compensation Program
Compensation Philosophy
We depend on the continued performance of our Named Executive Officers and other key employees to ensure the success of the Company. On September 17, 2015, we announced that the Company had engaged advisors with respect to strategic alternatives to the Company’s capital structure. This announcement created significant uncertainty for all of our employees and our reduced stock price resulted in limited forfeitable value if any of our key employees left the Company. On February 14, 2016, we filed a petition for relief under chapter 11 of the U.S. Bankruptcy Code in order to implement a plan of reorganization (the “Bankruptcy Filing”). Our 2016 compensation program focused on retaining our key employees and focusing them on both our operations and the success of our restructuring process. The primary components of our 2016 compensation program were as follows:

•	Base pay. This fixed cash component of compensation is generally used to attract and retain executives, with target salary levels set to be competitive with our Peer Group (as defined below).

•
Annual incentive compensation. This performance-based component of compensation was funded based on performance relative to EBITDA, safety, strategic, and individual goals and paid as an annual cash bonus pursuant to the Company’s 2016 Short Term Incentive Plan (the “STIP”). The STIP encourages and rewards achievement of annual financial, safety and operating goals, as well as achievement of Company, team and individual objectives.

•	Other benefits. Retirement and other benefits are provided, which the Compensation Committee believes are reasonable and consistent with its overall compensation program.

•	While common within our industry, we did not provide any equity or long-term incentive grants to our employees in 2016 due to our bankruptcy filing and the resulting low price of the Company’s shares.
Separately, in 2015, we entered into Key Employee Retention Plan Agreements (the “KERP Agreements”) with our Named Executive Officers at the time of the grant and 86 of our other key employees to ensure the continued involvement of these individuals with the Company during the period of uncertainty relating to our restructuring transaction. While amounts under the KERP Agreements were paid in 2015, each of the KERP Agreements includes a robust clawback mechanism to ensure continued active engagement with the Company. Under the clawback mechanism, amounts granted to these employees under the KERP Agreements will remain subject to forfeiture until the Company emerges from bankruptcy.
Board Process
The Compensation Committee is responsible for recommending the compensation of our directors, determining the compensation of our executive officers, and for establishing, implementing and monitoring adherence to our executive compensation philosophy. The Compensation Committee provides oversight on behalf of our Board in reviewing and administering our compensation programs, benefits, incentive and equity-based compensation plans. The Compensation Committee operates independently of management and receives compensation advice and data from outside independent advisors.
Compensation Committee Interlocks and Insider Participation
None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Compensation Committee. In addition, none of our executive officers serves as a member of the compensation committee of any entity that has one or more of its executive officers serving as a member of our Board.
Independent Review of Compensation Program
The Compensation Committee charter authorizes the committee to retain and terminate, as the committee deems necessary, independent advisors to provide advice and evaluation of the compensation of directors or executive officers, or other matters relating to compensation, benefits, incentive and equity-based compensation plans and corporate performance. The Compensation Committee is further authorized to approve the fees and retention terms of any independent adviser that it retains. The Compensation Committee has engaged Meridian Compensation Partners, LLC, an independent consulting firm (“Meridian”), to serve as the committee’s compensation consultant. The Compensation Committee has reviewed Meridian’s independence and concluded that there are no potential conflicts of interest.

The compensation consultant:

•	reports to and acts at the direction of the Compensation Committee and is independent of management;

•	provides comparative market data regarding executive and director compensation to assist in establishing reference points for the principal components of compensation;

•	provides information regarding compensation trends in the general marketplace, compensation practices of the Peer Group described below, and regulatory and compliance developments; and

•	regularly participates in the meetings of the Compensation Committee and meets privately with the committee at each committee meeting.
Dean E. Taylor, a former non-executive director, has served as Interim President & CEO since November 9, 2016. The review of Mr. Taylor’s compensation as Interim President & CEO is discussed below. Historically, in determining compensation for individuals serving as our CEO, the Compensation Committee evaluates and assesses his or her performance related to leadership, financial and operating results, board relations, achievement of team and individual objectives and other considerations. The compensation consultant provides market information and perspectives on market-based compensation practices and adjustments, which are considered by the Compensation Committee in its decision making process. The Compensation Committee may incorporate these considerations, as well as compensation market information, into its adjustment decisions.
In determining compensation for executive officers other than our CEO, our Compensation Committee considers the recommendations of the CEO and the market compensation information provided by the compensation consultant. The CEO works with the compensation consultant and our Senior Vice President of Administration to review compensation market information and prior compensation decisions and to recommend compensation adjustments to the Compensation Committee. Our CEO and Senior Vice President of Administration may attend Compensation Committee meetings at the request of the committee, except when the compensation of such individuals is being discussed. The Compensation Committee reviews and approves all compensation for the Named Executive Officers.
Compensation of Interim President & CEO
The Board named Mr. Taylor to serve as Interim President & CEO effective November 9, 2016. In determining the appropriate compensation package for Mr. Taylor, the Compensation Committee reviewed and considered market-based data for chief executive officers, as well as compensation for individuals serving as interim chief executive officers, for publicly traded companies in comparable situations. They also engaged Longnecker & Associates, an independent consulting firm, who provided additional input in determining the appropriate level of compensation for Mr. Taylor. Additional details regarding Mr. Taylor’s compensation package are discussed below under Potential Payments on Termination or Change of Control - Taylor Compensation Agreement.
Peer Groups and Benchmarking
We compete for talent with employers across many different industries globally, but our primary competitors for talent are offshore drilling companies and oilfield service companies. In making compensation decisions for our Named Executive Officers, with the exception of Mr. Taylor, each element of their total direct compensation is compared against published compensation data and data provided by the compensation consultant. Compensation data from our primary competitors plays an important role in the process used by the Compensation Committee to determine the design, components and award levels in our executive compensation program. The Compensation Committee conducts a review of the compensation program with the assistance of Meridian on an annual basis to ensure that our compensation program works as designed and intended and in light of current market conditions. The following peer group (the “Peer Group”) is currently being used for benchmarking compensation by the Company:

Peer Group	Atwood Oceanics Diamond Offshore Drilling Inc. Ensco plc Helix Energy Solutions Group Inc. Helmerich & Payne, Inc. Hornbeck Offshore Services Inc. Noble Corporation plc	Oil States International Inc. Parker Drilling Co. Precision Drilling Corporation Rowan Companies plc Tetra Technologies, Inc. Tidewater Inc.
The Compensation Committee believes that the Peer Group best reflects the group of companies with which we most closely compete operationally and for executive talent. The Peer Group was selected based on the following criteria:

•	Revenues of comparable size to Paragon, with some consideration to other size metrics such as enterprise value; and

•	Primarily offshore operations either as a driller or oilfield service provider with large capital investments.
The Compensation Committee benchmarks compensation of the Named Executive Officers, with the exception of Mr. Taylor, to the compensation of individuals in like positions in the companies included in the Peer Group. The Compensation Committee endeavors to be competitive with the Peer Group with respect to the various components and the aggregate level of compensation of officers in comparable positions, and generally targets executive compensation at the 50th percentile of the Peer Group. A substantial component of compensation is linked to performance, so actual compensation could be below or above the 50th percentile depending on company and individual performance. The Compensation Committee believes that this approach gives the committee the flexibility to respond to individual circumstances and offer competitive compensation packages to our executives.
How Amounts for Compensation Components are Determined
Base Salary. Base salary levels of the Named Executive Officers were determined based on a combination of factors, including our compensation philosophy, market compensation data, competition for key executive talent, overall market conditions, the Named Executive Officer’s experience, leadership, contribution to the Company’s success, and the Company’s overall annual budget. The Compensation Committee conducts an annual review of the base salaries of Named Executive Officers by taking into account these factors. In November 2016, the Compensation Committee increased the base salary of Mr. Ahlstrom in connection with his promotion to Senior Vice President and Interim CFO from $350,000 to $400,000, increased the base salary of Mr. Strickler in connection with his promotion to Senior Vice President of Administration, General Counsel and Corporate Secretary from $330,000 to $385,000, and increased the base salary of Mr. Pangarkar from $350,000 to $365,000 in connection with market adjustments. Annualized base salaries effective as of December 31, 2016 for our Named Executive Officers were as follows:

Name	December 31, 2016 Base Salary
Dean E. Taylor Interim President & CEO	$800,000
Lee M. Ahlstrom SVP & Interim CFO	$400,000
Anirudha Pangarkar SVP - HSE, Operations Services & Projects	$365,000
Todd D. Strickler SVP of Admin, GC and Corp. Sec.	$385,000
William C. Yester SVP - Operations	$400,000

Short-Term Incentive Plan. The success of the Company is tied to the achievement of key performance goals that include annual company and business unit financial and operating objectives, as well as individual and team performance. In addition, our business requires the successful ongoing planning and execution of a capital intensive business to meet the needs of our customers, and the successful management and execution of strategic initiatives.
The STIP gives participants, including the Named Executive Officers with the exception of Mr. Taylor, the opportunity to earn annual cash bonuses in relation to specified target award levels defined as a percentage of their base salaries. Plan award sizes were developed considering market data and internal equity. Of our Named Executive Officers, only Messrs. Ahlstrom, Pangarkar, Strickler and Yester were eligible for an award under the STIP as of December 31, 2016. For each of the eligible Named Executive Officers, the target and maximum awards under the STIP, as a percentage of such individual’s base salary, were as follows:

Name	2016 Annual Bonus Target (% of Base Salary)	2016 Annual Bonus Maximum (% of Base Salary)
Lee M. Ahlstrom	75%	150%
Anirudha Pangarkar	75%	150%
Todd D. Strickler	75%	150%
William C. Yester	85%	170%

The material provisions of the 2016 STIP were as follows:

•	Purpose: To tie annual cash bonuses directly to specific annual financial and operating goals, accomplishment of team and individual objectives, and other key accomplishments.

•	Performance Period: The award was measured relative to Company performance from January 1, 2016 to December 31, 2016.

•	Components:

•
25% was based on the financial performance of the Company (as measured by earnings before the deduction of interest, taxes, depreciation and amortization for the current fiscal year (“EBITDA”) as compared to the Company’s budget for the 2016 fiscal year (the “Financial Performance Measure”).

•	25% was based on the Company’s minimum cash balance at December 31, 2016 and whether the Company minimum cash balance fell below the target cash balance at any point during the 2016 fiscal year.

•
25% was determined by the safety performance of the Company (as measured by the Company’s total recordable incident rate (“TRIR”) for the Company’s 2016 fiscal year, as defined by the International Association of Drilling Contractors (the “IADC”) based upon 200,000 exposure hours, relative to the TRIR average of the Company for the Company’s 2015 fiscal year (the “Safety Performance Measure”).

•	5% was determined by the amount of unpaid/unscheduled downtime experienced by the Company during the 2016 fiscal year relative to budget.

•	20% was based on the individual’s personal achievement during the 2016 fiscal year.

Quantitative Component. The Company used the Company’s own stand-alone financial and safety performance to calculate the Financial Performance Measure and the Safety Performance Measure.
The calculation of the quantitative components of the 2016 STIP are set forth in the following table:

Quantitative Component
Performance Component	Threshold (50% Payout)	Target (100% Payout)	Maximum (200% Payout)	2016 Results	Payout Results	Weighting
EBITDA (in millions)	$114	$152	$190	$103.4	—%	25%
Minimum Liquidity (in millions)	$150	$200	$250	$331.96	200%	25%
Safety (TRIR)	Achieve the Company’s TRIR for the 2015 fiscal year (0.51)	A 5% improvement over the Company’s TRIR for the 2015 fiscal year (< 0.48)	≤ 0.45	0.43	200%	25%
Downtime	5%	2.8%	1%	0.8%	200%	5%
Strategic and Individual Components. The remaining twenty percent (20%) of the total target STIP award was based upon the achievement of individual and team goals (the “Individual Goals Component” and, together with the Company Goals Component, the “Goals Component”). The Compensation Committee reviewed these objectives in light of each officer’s and the Company’s overall performance during 2016. The Committee evaluated the overall performance (as a percentage of target) for each executive as follows:

Name	EBITDA (25% Weighting)	Minimum Liquidity (25% Weighting)	Safety (25% Weighting)	Downtime (5% Weighting)	Individual (20% Weighting)	Overall (Weighted Score)
Lee M. Ahlstrom	—%	200%	200%	200%	137.5%	137.5%
Anirudha Pangarkar	—%	200%	200%	200%	137.5%	137.5%
Todd D. Strickler	—%	200%	200%	200%	137.5%	137.5%
William C. Yester	—%	200%	200%	200%	137.5%	137.5%
Following review by the Committee of the results of the 2016 STIP and considering the overall financial condition of the Company and other market factors, the Committee exercised its discretion and reduced the payout from 137.5% of target to 90% of target for each of the executive officers eligible to receive an award under the plan. The performance bonuses for the 2016 plan year paid to the Named Executive Officers who were eligible to receive a STIP award are set forth in the table below:

Name	Target 2016 Bonus	Percent of Target Earned for 2016	2016 Annual Bonus
Lee M. Ahlstrom	75%	90%	$270,000
Anirudha Pangarkar	75%	90%	$246,375
Todd D. Strickler	75%	90%	$259,875
William C. Yester	85%	90%	$306,000
Long-Term Incentives. In 2016, the Compensation Committee did not award any equity compensation to our executive officers due to the Company’s ongoing restructuring.
2017 Changes to Compensation Structure
In 2017, the Compensation Committee changed the Company’s compensation program to reflect our current strategic needs and restructuring efforts.
2017 STIP. The Company’s 2017 STIP contains terms and conditions materially consistent with the terms and conditions of the 2016 STIP, with the exception of the individual performance components. In March 2017, the Compensation Committee removed the individual performance component and increased the operational performance metrics in order to better align the compensation of our Named Executive Officers with the Company’s operational performance.
 Retirement and Other Benefits
We offer retirement programs that are intended to supplement the personal savings and social security for covered officers and other employees. The programs include the Paragon Offshore 401(k) Savings Plan, the Paragon Offshore 401(k) Savings Restoration Plan, and the Paragon Offshore Profit Sharing Plan. The Company believes that these retirement programs assist the Company in maintaining a competitive position in attracting and retaining officers and other employees. A description of these plans, including eligibility and limits, is set forth in the following table.

Plan	Description and Eligibility	Benefits and Vesting
401(k) Savings Plan	Qualified plan that enables qualified employees, including the Named Executive Officers, to save for retirement through a tax-advantaged combination of employee and Company contributions.	Matched at the rate of $0.70 to $1.00 per $1.00 (up to 6% of base pay) depending on years of service. Fully vested after three years of service or upon retirement, death or disability.

401(k) Savings Restoration Plan	Unfunded, nonqualified employee benefit plans under which highly compensated employees may defer compensation in excess of 401(k) plan limits.	Matching and vesting provisions mirror 401(k) Savings Plan to the extent an employee is prohibited from participating in the 401(k) Savings Plan.

Profit Sharing Plan
Qualified defined contribution plan. Available to all employees hired after August 1, 2004 who do not participates in the Salaried Employees’ Retirement Plan. No contributions to the profit sharing plan were made for fiscal year 2016.
Fully vested after three years of service or upon retirement, death or disability.
For additional information regarding these plans, please see the description following the tables captioned “Nonqualified Deferred Compensation.”
Other Benefits. The Company provides Named Executive Officers with limited perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with its overall compensation program. Attributed costs of perquisites for the Named Executive Officers for the year ended December 31, 2016 are included in the All Other Compensation column of the Summary Compensation Table. Such benefits include executive health screenings and Company contributions to the 401(k) Savings Plan.
In connection with his services as President and Interim Chief Executive Officer, the Company also provides Mr. Taylor with airfare for his commute from his out of state residence to the Company’s offices in Houston and a rental vehicle, meals and lodging during his time in the Company’s offices.
The Company also provides healthcare, life and disability insurance, and other employee benefit programs to its employees, including its Named Executive Officers, which the Company believes assists in maintaining a competitive position in terms of attracting and retaining officers and other employees. These employee benefits plans are provided on a non-discriminatory basis to all employees.
Share Ownership Policy
We have adopted a share ownership policy that includes minimum share ownership requirements for all of our directors and officers, including the Named Executive Officers. There is no required timeframe for initial compliance, but the share ownership policy prohibits sales of Company shares unless such ownership requirements are satisfied. The Company’s share ownership guidelines for our executives and directors are set forth below.

Position	Minimum Ownership (Multiple of Base Salary)
Non-Employee Directors	5 Times Then-Current Annual Cash Retainer
Chief Executive Officer	3 Times Then-Current Annual Base Salary
Senior Vice Presidents	2 Times Then-Current Annual Base Salary
Vice Presidents	1 Times Then-Current Annual Base Salary
Securities Trading Policy
The Company’s Policy on Trading in Company shares prohibits hedging or short sale transactions or buy or sell puts or calls involving Company securities, and prohibits purchases of Company securities on margin or otherwise pledging Company securities.
Determination of Timing of Equity-Based Awards
The Company may award restricted shares or restricted stock units to new executives contemporaneously with their hire date and annually to current executives at regularly-scheduled meetings of the Compensation Committee, typically in February or March of each calendar year. The Company has ceased awarding restricted shares or restricted stock units during the financial restructuring, as our reduced stock price has resulted in limited forfeitable value if any of such equity based awards.
Change of Control Arrangements
The Named Executive Officers, with the exception of Mr. Taylor, are parties to change of control employment agreements. These agreements become effective only upon a change of control (within the meaning set forth in the agreement). If a defined change of control occurs and the employment of the applicable Named Executive Officer is terminated either by us (for reasons other than death, disability or cause) or by the officer (for good reason), which requirements can be referred to as a “double trigger”, the executive officer will receive payments and benefits set forth in the agreement. The terms of the agreements are summarized below under the caption “Potential Payments on Termination or Change of Control - Change of Control Employment Agreements.” We believe a “double trigger” requirement, rather than a “single trigger” requirement (which would be satisfied simply if a change of control occurs), increases shareholder value because it prevents an immediate unintended windfall to the Named Executive Officers in the event of a friendly (non-hostile) change of control.
Impact of Accounting and Tax Treatments of Compensation
The Compensation Committee intends to retain flexibility to design compensation programs, even where compensation payable under such programs may not be fully deductible, if such programs effectively recognize a full range of criteria important to the Company’s success and result in a gain to the Company that would outweigh the limited negative tax effect.

The following Compensation Committee report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules, except for the required disclosure herein, or to the liabilities of Section 18 of the Exchange Act, and such information shall not be deemed to be incorporated by reference into any filing made by the Company under the Securities Act of 1933, as amended, or the Exchange Act.

Compensation Committee Report
The compensation committee of the Board has reviewed and discussed with management of the Company the Compensation Discussion and Analysis included in this Amendment No. 1. Based on such review and discussion, the compensation committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No.1.

COMPENSATION COMMITTEE
April 25, 2017	Thomas L. Kelly II, Chair
Anthony R. Chase
William L. Transier

Summary Compensation
The following table sets forth the compensation of our Chief Executive Officer and Chief Financial Officer during 2016 and the other executive officers of the Company who we have determined are our Named Executive Officers for 2016 pursuant to the applicable rules of the SEC (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary[1]		Bonus[2,3]	Stock Awards[4]	Non-Equity Incentive Plan Compensation[2]	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation[5]		Total
Dean E. Taylor Interim President & CEO	2016	$115,385	[6]	$—	$—	$—	$—	$28,136	[7]	$143,521
	2015	$—		$—	$—	$—	$—	$—		$—
	2014	$—		$—	$—	$—	$—	$—		$—
Lee M. Ahlstrom SVP & Interim CFO	2016	$357,222		$—	$—	$270,000	$—	$37,432		$664,654
	2015	$350,000		$350,000	$536,623	$165,375	$—	$40,811		$1,442,809
	2014	$145,833		$—	$1,765,729	$525,000	$11,810	$42,970		$2,491,342
Anirudha Pangarkar SVP - HSE, Operations Services & Projects	2016	$350,131		$—	$—	$246,375	$—	$39,580		$636,086
	2015	$336,931		$350,000	$886,612	$165,375	$—	$23,783		$1,762,701
	2014	$—		$—	$—	$—	$—	$—		$—
Todd D. Strickler SVP - Administration, General Counsel & Corporate Secretary	2016	$339,167		$—	$—	$259,875	$—	$46,081		$645,123
	2015	$325,000		$330,000	$459,979	$157,080	$—	$40,804		$1,312,863
	2014	$145,029		$—	$816,198	$441,000	$10,800	$22,212		$1,435,239
William C. Yester SVP - Operations	2016	$400,000		$—	$—	$306,000	$—	$30,782		$736,782
	2015	$400,000		$400,000	$666,616	$214,200	$—	$31,843		$1,712,659
	2014	$166,667		$—	$1,698,601	$680,000	$17,679	$37,678		$2,600,625
Randall D. Stilley[10] Former President & CEO	2016	$762,437		$—	$—	$—	$—	$527,032	[8]	$1,289,469
	2015	$800,000		$800,000	$2,399,779	$424,000	$—	$27,537		$4,451,316
	2014	$333,333		$—	$5,481,484	$1,600,000	$8,920	$109,318		$7,533,055
Steven A. Manz[11] Former SVP & CFO	2016	$372,463		$—	$—	$—	$—	$279,765	[9]	$652,228
	2015	$417,083		$423,500	$744,262	$208,786	$—	$41,050		$1,834,681
	2014	$160,417		$—	$1,533,791	$566,100	$16,873	$37,382		$2,314,563

(1)	For 2014, represents base salary for the period from August 1, 2014, the date of the Spin-Off, to December 31, 2014.

(2)	The cash performance bonuses awarded under the STIP are disclosed in the Non-Equity Incentive Plan Compensation column.

(3)	For 2015, includes Commitment Amounts awarded under the KERP Agreements, which are subject to forfeiture in accordance with the terms of the KERP Agreements.

(4)
Represents the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718. A description of the assumptions made in our valuation of restricted share awards is set forth in Note 6 to our audited consolidated financial statements in our annual report on the Form 10-K.

(5)
The amount in All Other Compensation for Messrs. Ahlstrom, Pangarkar, Strickler, Yester and Manz includes Company contributions to the Paragon Offshore 401(k) Savings Plan, dividends paid by the Company on restricted stock units (Mr. Ahlstrom - $33,188 for 2014; Mr. Strickler - $12,794 for 2014; Mr. Yester - $30,602 for 2014; Mr. Stilley - $102,064 for 2014; and Mr. Manz - $27,577 for 2014) and premiums paid by the Company for medical, dental, life, and AD&D and business travel and accident insurance and executive physicals.

(6)
Reflects amounts received for Mr. Taylor’s service as President & Interim CEO. Amounts received by Mr. Taylor for his services as a non-executive director are reflected below under “Director Compensation for 2016.”

(7)	The amount in All Other Compensation for Mr. Taylor includes amounts for airfare, meals, vehicle and lodging in connection with his service as President and Interim Chief Executive Officer.

(8)	The amount in All Other Compensation for Mr. Stilley for 2016 also includes a one-time severance payment in the amount of $500,000.

(9)	The amount in All Other Compensation for Mr. Manz for 2016 also includes a one-time severance payment in the amount of $245,000.

(10)	Mr. Stilley departed the Company on November 9, 2016.

(11)	Mr. Manz departed the Company on November 9, 2016.

The following table sets forth certain information about grants of plan-based awards during the year ended December 31, 2016 to each of the Named Executive Officers.

GRANTS OF PLAN – BASED AWARDS

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards[1]
		Threshold ($)	Target ($)	Maximum ($)
Dean E. Taylor	N/A	$—	$—	$—
Lee M. Ahlstrom	N/A	$150,000	$300,000	$600,000
Anirudha Pangarkar	N/A	$136,875	$273,750	$547,500
Todd D. Strickler	N/A	$144,375	$288,750	$577,500
William C. Yester	N/A	$170,000	$340,000	$680,000
Randall D. Stilley[2]	N/A	$—	$—	$—
Steven A. Manz[3]	N/A	$—	$—	$—

(1)
Represents the dollar value of the applicable range (threshold, target and maximum amounts) of performance bonuses awarded under the 2016 STIP. The performance bonus awarded to the Named Executive Officers under the 2016 STIP is set forth in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)	Mr. Stilley departed the Company on November 9, 2016.

(3)	Mr. Manz departed the Company on November 9, 2016.

For a description of the material terms of the awards reported in the Grants of Plan-Based Awards table, including performance-based conditions applicable to such awards, see “Compensation Discussion and Analysis – How Amounts for Compensation Components are Determined.”

The following table sets forth certain information about outstanding equity awards at December 31, 2016 held by the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Stock Awards[1]
Name	Number of Shares or Units of Stock That Have Not Vested[2] (#)	Market Value of Shares or Units of Stock That Have Not Vested[3] ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested[4] (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested[3] ($)
Dean E. Taylor	—	—	—	$—
Lee M. Ahlstrom5-8	168,540	$38,764	22,460	$5,166
Anirudha Pangarkar[9,10]	178,673	$41,095	12,064	$2,775
Todd D. Strickler11-13	120,792	$27,782	10,343	$2,379
William C. Yester14-17	188,439	$43,341	23,303	$5,360
Randall D. Stilley[18]	—	$—	34,530	$7,942
Steven A. Manz	—	$—	—	$—

(1)	The Company has not granted any options to the Named Executive Officers.

(2)
Except as otherwise noted, the numbers in this column represent time vested restricted stock units (“TVRSUs”) awarded under the Company’s 2014 Employee Omnibus Incentive Plan (the “Employee Plan”), including certain TVRSUs (the “Replacement TVRSUs”) that were granted in connection with the Company’s spin off (the “Spin Off”) from Noble Corporation plc (“Noble”) to replace time vested restricted stock units previously granted by Noble that were cancelled at the time of the Spin Off (the “Noble Cancelled TVRSUs”).

(3)	The market value was computed by multiplying the closing market price of the shares at December 30, 2016 ($0.23 per share) by the number of restricted stock units that have not vested.

(4)
The numbers in this column represent performance vested restricted stock units granted under the Employee Plan (“PVRSUs”) and are calculated based upon the assumption that the applicable threshold performance goal is achieved. The numbers in this column include certain PVRSUs (the “Replacement PVRSUs”) that were granted in connection with Spin Off to replace performance vested restricted stock units previously granted by Noble that were cancelled at the time of the Spin Off.

(5)	Includes 159,938 TVRSUs granted to Mr. Ahlstrom of which, 48,256 vested on February 20, 2016, 63,424 will vest on August 15, 2017 and 48,257 will vest on February 20, 2018.

(6)
Includes 8,602 Replacement TVRSUs granted to Mr. Ahlstrom in connection with our Spin Off. The Replacement TVRSUs have the same vesting schedules as the Canceled Noble TVRSUs that they replace. All 8,602 shares vested on January 29, 2017.

(7)	Includes 12,065 PVRSUs granted to Mr. Ahlstrom that will vest following the 2017 fiscal year end, if at all, based upon the applicable performance measures over the 2015-2017 performance cycle.

(8)
Includes 10,395 Replacement PVRSUs granted to Mr. Ahlstrom in connection with our Spin Off based upon the applicable performance measures over the 2014-2016 performance cycle. Replacement PVRSUs for the 2014-2016 performance cycle were fully forfeited subsequent to December 31, 2016.

(9)
Includes 178,672 TVRSUs granted to Mr. Pangarker of which, 41,080 vested on January 15, 2017, 48,256 vested on February 20, 2017, 41,080 will vest on January 15, 2018, and 48,256 will vest on February 20, 2018.

(10)	Includes 12,064 PVRSUs granted to Mr. Pangarkar that will vest following the 2017 fiscal year end, if at all, based upon the applicable performance measures over the 2015-2017 performance cycle.

(11)	Includes 116,201 TVRSUs granted to Mr. Strickler of which, 41,363 vested on February 20, 2017, 33,474 will vest on August 15, 2017 and 41,364 will vest on February 20, 2018.

(12)
Includes 4,591 Replacement TVRSUs granted to Mr. Strickler in connection with our Spin Off. The Replacement TVRSUs have the same vesting schedules as the Canceled Noble TVRUs that they replace. All 4,591 shares vested on January 29, 2017.

(13)	Includes 10,343 PVRSUs granted to Mr. Strickler that will vest following the 2017 fiscal year end, if at all, based upon the applicable performance measures over the 2015-2017 performance cycle.

(14)	Includes 181,557 TVRSUs granted to Mr. Yester of which, 59,947 vested on February 20, 2017, 61,663 will vest on August 15, 2017 and 59,947 will vest on February 20, 2018.

(15)
Includes 6,882 Replacement TVRSUs granted to Mr. Yester in connection with our Spin Off. The Replacement TVRSUs have the same vesting schedules as the Canceled Noble TVRSUs that they replace. All 6,882 shares vested on January 29, 2017.

(16)	Includes 14,988 PVRSUs granted to Mr. Yester that will vest following the 2017 fiscal year end, if at all, based upon the applicable performance measures over the 2015-2017 performance cycle.

(17)
Includes 8,316 Replacement PVRSUs granted to Mr. Yester in connection with our Spin Off based upon the applicable performance measures over the 2014-2016 performance cycle. Replacement PVRSUs for the 2014-2016 performance cycle were fully forfeited subsequent to December 31, 2016.

(18)	Includes 34,530 PVRSUs granted to Mr. Stilley that will vest following the 2017 fiscal year end, if at all, based upon the applicable performance measures over the 2015-2017 performance cycle.

The following table sets forth certain information about the amounts received upon the exercise of options or the vesting of restricted shares during the year ended December 31, 2016 for each of the Named Executive Officers on an aggregated basis.

OPTION EXERCISES AND STOCK VESTED

	Stock Awards[1]
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting[2] ($)
Dean E. Taylor	86,705	$31,214
Lee M. Ahlstrom	63,561	$15,219
Anirudha Pangarkar	130,415	$20,567
Todd D. Strickler	61,863	$19,925
William C. Yester	80,999	$23,561
Randall D. Stilley	1,069,836	$250,370
Steven A. Manz	92,954	$27,737

(1)	Represents restricted share unit awards under the Company’s 2014 Employee Omnibus Incentive Plan for each Named Executive Officer.

(2)	The value is based on the average of the high and low stock price on the vesting date multiplied by the aggregate number of shares that vested on such date.

The following table sets forth for the Named Executive Officers certain information as of December 31, 2016 and for the year then ended about the Paragon Offshore 401(k) Savings Restoration Plan.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions In Last FY ($)	Company Contributions In Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Dean E. Taylor[1]	$—	$—	$—	$—	$—
Lee M. Ahlstrom	$—	$—	$8,502	$—	$168,715
Anirudha Pangarkar[1]	$—	$—	$—	$—	$—
Todd D. Strickler[1]	$—	$—	$—	$—	$—
William C. Yester	$—	$—	$223,180	$—	$2,065,309
Randall D. Stilley	$—	$—	$10,563	$—	$255,410
Steven A. Manz	$—	$—	$1,762	$—	$34,200

(1)	Not a participant in the Paragon Offshore 401(k) Savings Restoration Plan in 2016.

The Paragon Offshore Grandfathered 401(k) Savings Restoration Plan (which applies to compensation deferred by a participant that was vested prior to January 1, 2005) and the Paragon Offshore 401(k) Savings Restoration Plan (which applies to employer matching contributions and to compensation that was either deferred by a participant or became vested on or after January 1, 2005) are nonqualified, unfunded employee benefit plans under which certain highly compensated employees of the Company and its subsidiaries may elect to defer compensation in excess of amounts deferrable under such plans and, subject to certain limitations specified in the plan, receive employer matching contributions in cash. The employer matching amount is determined in the same manner as are employer matching contributions under these plans.
Compensation considered for deferral under these nonqualified plans consists of cash compensation payable by an employer, defined in the plan to include certain subsidiaries of the Company, to a participant in the plan for personal services rendered to such employer prior to reduction for any pre-tax contributions made by such employer and prior to reduction for any compensation reduction amounts elected by the participant for benefits, but excluding bonuses, allowances, commissions, deferred compensation payments and any other extraordinary compensation. For each plan year, participants in these plans are able to defer up to 19 percent of their basic compensation for the plan year, all or any portion of any bonus otherwise payable by an employer for the plan year, and for plan years commencing prior to January 1, 2009, the applicable 401(k) amount. With respect to the Paragon Offshore 401(k) Savings Restoration Plan, the applicable 401(k) amount is defined to mean, for a participant for a plan year, an amount equal to the participant’s basic compensation for such plan year, multiplied by the contribution percentage that is in effect for such participant under the Paragon Offshore 401(k) Savings Restoration Plan for the plan year, reduced by the lesser of: (i) the applicable dollar amount set forth in Section 402(g)(1)(B) of the Code for such year or (ii) the dollar amount of any Paragon Offshore 401(k) Savings Restoration Plan contribution limitation for such year imposed by the committee.
A participant’s benefit under these nonqualified plans normally will be distributed to such participant (or in the event of his or her death, to his or her designated beneficiary) in a single lump sum payment or in approximately equal annual installments over a period of five years following such participant’s separation from service with the Company and its subsidiaries. Mr. Stilley, Mr. Manz, Mr. Yester and Mr. Ahlstrom are participants in the Paragon Offshore 401(k) Savings Restoration Plan. Mr. Yester is a participant in the Paragon Offshore Grandfathered 401(k) Savings Restoration Plan.

Potential Payments on Termination or Change of Control
Change of Control Employment Agreements
The Company has entered into change of control employment agreements with each executive officer of the Company, with the exception of Mr. Taylor (each, a “Change in Control Agreement”). The Change in Control Agreements become effective only upon a change of control of the Company (within the meaning set forth below). If (i) a defined change of control occurs and (ii) the employment of the officer is terminated either by the Company or its subsidiaries (for reasons other than death, disability or cause) or by the officer (for good reason) within three years of such change in control, which requirements can be referred to as a “double trigger,” the officer will receive the following payments and benefits, as further described in the Change of Control Agreement:

•
a lump sum cash payment equal to the sum of: (i) the portion of the officer’s highest bonus paid in the last three (3) years before such change of control (the “Highest Bonus”) prorated for the current fiscal year, (ii) an amount equal to 18 times the highest monthly COBRA premium (within the meaning of Section 4980B of the United States Internal Revenue Code of 1986 (the “Code”) during the 12-month period preceding the termination of the Officer’s employment, and (iii) any accrued vacation pay, in each case to the extent not theretofore paid (the “Accrued Obligation”);

•
a lump sum cash payment equal to two (2) times the sum of such officer’s annual base salary (based on the highest monthly salary paid in the 12 months prior to such change of control) and such Officer’s Highest Bonus (the “Severance Amount”);

•
welfare benefits for an 18-month period to the officer and the officer’s family at least equal to those that would have been provided had the officer’s employment been continued. If, however, the officer becomes reemployed with another employer and is eligible to receive welfare benefits under another employer provided plan, the welfare benefits provided by the Company and its affiliates would be secondary to those provided by the new employer (the “Welfare Benefit”);

•
a lump sum amount equal to the excess of: (i) the actuarial equivalent of the benefit under the qualified and nonqualified defined benefit retirement plans of the Company and its affiliated companies in which the officer would have been eligible to participate had the officer’s employment continued for three (3) years from the date of such change of control over (ii) the actuarial equivalent of the officer’s actual benefit under such plans (the “Supplemental Retirement Amount”);

•	outplacement services for six months (not to exceed $50,000); and

•	the 100 percent vesting of all benefits under the Company’s 2014 Employee Omnibus Incentive Plan and any other similar plan to the extent such vesting is permitted under the Code.
A “change of control” is defined in the Change of Control Agreement to mean:

•
the acquisition by any individual, entity or group of 25 percent or more of the Company’s outstanding shares, but excluding any acquisition directly from the Company or by the Company, or any acquisition by any corporation under a reorganization, merger, amalgamation or consolidation if the conditions described below in the third bullet point of this definition are satisfied;

•	individuals who constitute the incumbent board of directors (as defined in the Change in Control Agreements) of the Company cease for any reason to constitute a majority of the board of directors;

•
consummation of a reorganization, merger, amalgamation or consolidation of the Company, unless following such a reorganization, merger, amalgamation or consolidation: (i) more than 50 percent of the then outstanding ordinary shares (or equivalent security) of the company resulting from such transaction and the combined voting power of the then outstanding voting securities of such company entitled to vote generally in the election of directors are then beneficially owned by all or substantially all of the persons who were the beneficial owners of the outstanding shares immediately prior to such transaction, (ii) no person, other than the Company or any person beneficially owning immediately prior to such transaction 25 percent or more of the outstanding shares, beneficially owns 25 percent or more of the then outstanding ordinary shares (or equivalent security) of the company resulting from such transaction or the combined voting power of the then outstanding voting securities of such company entitled to vote generally in the election of directors, and (iii) a majority of the members of the board of directors of the company resulting from such transaction were members of the incumbent board of directors of the Company at the time of the execution of the initial agreement providing for such transaction;

•
consummation of a sale or other disposition of all or substantially all of the assets of the Company, other than to a company, for which following such sale or other disposition: (i) more than 50 percent of the then outstanding ordinary shares (or equivalent security) of such company and the combined voting power of the then outstanding voting securities of such company entitled to vote generally in the election of directors are then beneficially owned by all or substantially all of the persons who were the beneficial owners of the outstanding shares immediately prior to such sale or other disposition of assets, (ii) no person, other than the Company or any person beneficially owning immediately prior to such transaction 25 percent or more of the outstanding shares, beneficially owns 25 percent or more of the then outstanding ordinary shares (or equivalent security) of such company or the combined voting power of the then outstanding voting securities of such company entitled to vote generally in the election of directors, and (iii) a majority of the members of the board of directors of such company were members of the incumbent board of directors of the Company at the time of the execution of the initial agreement providing for such sale or other disposition of assets; or

•	approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.
However, a “change of control” will not occur as a result of a transaction if: (i) the Company becomes a direct or indirect wholly owned subsidiary of a holding company and (ii) either (A) the shareholdings for such holding company immediately following such transaction are the same as the shareholdings immediately prior to such transaction or (B) the shares of the Company’s voting securities outstanding immediately prior to such transaction constitute, or are converted into or exchanged for, a majority of the outstanding voting securities of such holding company immediately after giving effect to such transaction.

Under the Change in Control Agreement, “cause” means: (i) the willful and continued failure by the officer to substantially perform his duties or (ii) the willful engaging by the officer in illegal conduct or gross misconduct that is materially detrimental to the Company or its affiliates.
Payments pursuant to the Change in Control Agreement to “specified employees” under Code Section 409A may be delayed until six months after the termination of the officer’s employment.
The Change in Control Agreement also contains a confidentiality provision obligating the officer to hold in strict confidence and not to disclose or reveal, directly or indirectly, to any person, or use for the officer’s own personal benefit or for the benefit of anyone else, any trade secrets, confidential dealings or other confidential or proprietary information belonging to or concerning the Company or any of its affiliated companies, with certain exceptions set forth expressly in the provision. Any term or condition of the Change in Control Agreement may be waived at any time by the party entitled to have the benefit thereof (whether the subsidiary of the Company party to the agreement or the officer) if evidenced by a writing signed by such party.
The Change in Control Agreement provides that payments thereunder do not reduce any amounts otherwise payable to the officer, or in any way diminish the officer’s rights as an employee, under any employee benefit plan, program or arrangement or other contract or agreement of the Company or any of its affiliated companies providing benefits to the officer.
Assuming (i) a defined change of control occurs and (ii) the employment of the officer is terminated either by the Company or its subsidiaries (for reasons other than death, disability or cause) or by the officer (for good reason) within three years of such change in control, the following table sets forth the estimated amounts of payments and benefits under the agreement for each of the indicated Named Executive Officers.

Payment or Benefit	Lee M. Ahlstrom	Anirudha Pangarkar	Todd D. Strickler	William C. Yester
Accrued Obligations	$593,416	$331,493	$508,162	$751,266
Severance Amount	$1,850,000	$1,247,500	$1,652,000	$2,160,000
Welfare Benefit Continuation	$—	$—	$—	$—
Supplemental Retirement Amount	$—	$—	$—	$—
Outplacement Services[1]	$50,000	$50,000	$50,000	$50,000
Accelerated Vesting of Restricted Stock Units2-5	$59,427	$52,194	$37,297	$64,780

(1)	Represents an estimate of the costs to the Company of outplacement services for six months.

(2)	Represents the total number of restricted stock units held at December 30, 2016 (the last trading day of 2016) and the aggregate value thereof at December 30, 2016.

(3)	The market value was computed by multiplying the closing market price of the shares at December 30, 2016 ($0.23 per share) by the number of restricted stock units that have not vested.

(4)
The numbers in this column represent performance vested restricted stock units granted under the Company’s 2014 Employee Omnibus Incentive Plan and are calculated based upon the assumption that the applicable threshold performance goal is achieved.

(3)
Includes the total number of time vested restricted stock units held at December 30, 2015 (the last trading day of 2016), and the aggregate value of accelerated vesting thereof at December 30, 2016 (computed by multiplying $0.23, the closing market price of the shares at December 30, 2016, by the total number of time vested restricted stock units held), were as follows: Mr. Ahlstrom - 168,540 shares valued at $38,764; Mr. Pangarkar - 178,673 shares valued at $41,095; Mr. Strickler - 120,792 shares valued at $27,782 and Mr. Yester - 188,439 shares valued at $43,341.

(5)
Includes the total number of performance vested restricted stock units held at December 30, 2016 (the last trading day of 2016), and the aggregate value of accelerated vesting thereof at December 30, 2016 (computed by multiplying $0.23, the closing market price of the shares at December 30, 2016, by the total number of performance vested restricted stock units held at the target performance award level), were as follows: Mr. Ahlstrom - 89,839 shares valued at $20,663; Mr. Pangarkar - 48,257 shares valued at $11,099; Mr. Strickler - 41,370 shares valued at $9,515 and Mr. Yester - 93,212 shares valued at $21,439.

The Change in Control Agreement provides that if the officer’s employment is terminated within three years after a change of control by reason of disability or death, the agreement will terminate without further obligation to the officer or the officer’s estate, other than for the payment of Accrued Obligations, the Severance Amount, the Supplemental Retirement Amount and the timely provision of the Welfare Benefit Continuation. If the officer’s employment is terminated for cause within the three years after a change of control, the agreement will terminate without further obligation to the officer other than for payment of the officer’s base salary through the date of termination, to the extent unpaid, and the timely payment when otherwise due of any compensation previously deferred by the officer. If the officer voluntarily terminates the officer’s employment within the three years after a change of control (other than during the 30-day period following the first anniversary of a change of control), excluding a termination for good reason, the agreement will terminate without further obligation to the officer other than for payment of the officer’s base salary through the date of termination, to the extent unpaid, the payment of the Accrued Obligations, and the timely payment when otherwise due of any compensation previously deferred by the officer.
The 2014 Employee Omnibus Incentive Plan
The 2014 Employee Omnibus Incentive Plan (the “Employee Plan”) allows for the award of restricted stock units and incorporates the definition of change of control in the Change of Control Agreements to which our Named Executive Officers are party which are described above under “Change of Control Agreements.” In 2016, we did not award any time-vested or performance-vested restricted stock units under the Employee Plan to our Named Executive Officers. However, restricted stock units previously granted under our Employee Plan continue to remain outstanding and subject to vesting in the event of a change of control of the Company.
Restricted Stock Units
The Company has, in prior years, granted time vested restricted stock units (“TVRSUs”) and performance vested restricted stock units (“PVRSUs”), some of which continue to be subject to vesting restrictions.
Our TVRSU and TVRSU award agreements (the “Time Vested Award Agreement”) provide for the vesting of 100% of the awards upon the occurrence of a change of control of the Company. The Time Vested Award Agreements also provide for pro rata vesting upon the death, disability or retirement of the officer, based on months of service completed in the applicable time period. The Time Vested Award Agreements define a change of control as set out in the Employee Plan, provided the change of control also satisfies the requirements of Section 409A of the Code.
Our PVRSU and Replacement PVRSU award agreements (the “ PVRSU Award Agreements”) provide for the vesting of the target performance level of awards for each of the 2014-2016 and 2015-2017 cycles upon the occurrence of a change of control of the Company. The PVRSU Award Agreements also provide for pro rata vesting upon the occurrence of the death, disability or retirement of the officer, based on months of service completed in the applicable performance period; however, such vesting is also subject to the actual performance achieved and may not result in an award. The PVRSU Award Agreements define a change of control as set out in the Employee Plan, provided the change of control also satisfies the requirements of Section 409A of the Code. Replacement PVRSUs for the 2014-2016 performance cycle were fully forfeited subsequent to December 31, 2016.
Assuming (i) a defined change of control occurs and (ii) the employment of the officer is terminated either by the Company or its subsidiaries (for reasons other than death, disability or cause) or by the officer (for good reason) within three years of such change in control, the following table sets forth certain information about restricted stock units subject to accelerated vesting for the indicated Named Executive Officers.

Name	Number of TVRSUs Subject to Acceleration of Vesting	Aggregate Value of Acceleration of Vesting
Dean E. Taylor	—	$—
Lee M. Ahlstrom	168,540	$38,764
Anirudha Pangarkar	178,673	$41,095
Todd D. Strickler	120,792	$27,782
William C. Yester	188,439	$43,341

Name	Number of PVRSUs Subject to Acceleration of Vesting	Aggregate Value of Acceleration of Vesting
Dean E. Taylor	—	$—
Lee M. Ahlstrom	89,839	$20,663
Anirudha Pangarkar	48,257	$11,099
Todd D. Strickler	41,370	$9,515
William C. Yester	93,212	$21,439

Taylor Compensation Agreement
As of November 9, 2017, Mr. Taylor entered into an Employment Letter (the “Employment Letter”) that, among other things, provides that Mr. Taylor will be paid a base salary of $800,000 per annum for his services and a one-time success bonus of $800,000 (the “Success Bonus”) if Mr. Taylor is employed on the date of a Triggering Event. As defined in the Employment Letter, a “ Triggering Event ” shall occur upon the earlier of (a) the “effective date” of a plan of reorganization under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) that is confirmed with respect to the Company; (b) the closing date of a sale of all or substantially all of the assets of the Paragon Debtors (as defined below), or a majority of the outstanding stock of the Company, in each case in one or more transactions under section 363 of the Bankruptcy Code; or (c) conversion of the chapter 11 cases of any of the Paragon Debtors holding all or substantially all of the assets of the Company and its affiliates to a bankruptcy case under chapter 7 of the Bankruptcy Code. The “Paragon Debtors” are the Company and its affiliates that filed for bankruptcy protection under chapter 11 of the Bankruptcy Code, whose bankruptcy cases are currently pending in the United States Bankruptcy Court for the District of Delaware and jointly administered in Case No. 16-10386. If Mr. Taylor is terminated without Cause (as defined in the Employment Letter) and a Triggering Event occurs within six (6) months of such termination, he will be entitled to the Success Bonus notwithstanding such termination provided that he executes and does not revoke a general release.
Stilley and Manz Separation Agreements
Effective November 9, 2016, Messrs. Stilley and Manz no longer served as President, Chief Executive Officer and Director and Senior Vice President and Chief Financial Officer, respectively, of the Company.
In connection with Mr. Manz’s departure, on November 17, 2016, the Company and two of its subsidiaries entered into a Separation Agreement and General Release (the “Manz Separation Agreement”), that, subject to certain terms and conditions, provides Mr. Manz with (i) a one-time lump sum payment of $270,000; (ii) continued health insurance, dental and vision insurance coverage (through the Company’s payment of the required COBRA payments) through August 31, 2017 or until Mr. Manz is employed at a new employer that provides health insurance coverage, whichever occurs first; and (iii) an acknowledgment from the Company that the Manz Separation Agreement satisfies Mr. Manz’s obligation to execute a full release of claims as required by section 1 of the Key Employee Retention Plan dated November 4, 2014, to prevent the forfeiture of the “Commitment Amount”, as defined in such agreement, previously paid to Mr. Manz. The Manz Separation Agreement also includes a general release of claims (including any claims related to Mr. Manz’s employment agreement with Paragon Offshore Services LLC dated September 16, 2014).
In connection with Mr. Stilley’s departure, on November 30, 2016, the Company and two of its subsidiaries entered into a Separation Agreement and General Release (the “Stilley Separation Agreement”), that, subject to certain terms and conditions, provides Mr. Stilley with (i) a one-time lump sum payment of $500,000; (ii) continued health insurance, dental and vision insurance coverage (through the Company’s payment of the required COBRA payments) through November 30, 2017 or until Mr. Stilley is employed at a new employer that provides health insurance coverage, whichever occurs first; (iii) an acknowledgment from the Company that the Stilley Separation Agreement satisfies Mr. Stilley’s obligation to execute a full release of claims as required by Section 1 of the Key Employee Retention Plan dated November 4, 2014, to prevent the forfeiture of the “Commitment Amount”, as defined in such agreement, previously paid to Mr. Stilley; and (iv) the vesting of 748,530 of Mr. Stilley’s unvested TVRSUs awarded to him pursuant to the Employee Plan. The Stilley Separation Agreement also includes a general release of claims (including any claims related to Mr. Stilley’s employment agreement with Paragon Offshore Services LLC dated September 16, 2014).

Director Compensation
The compensation committee of our Board (the “Compensation Committee”) sets the compensation of our directors. In determining the appropriate level of compensation for our directors, the Compensation Committee considers the commitment required from our directors in performing their duties on behalf of the Company, as well as comparative information the committee obtains from compensation consulting firms and from other sources. Set forth below is a description of the compensation of our directors.
Annual Retainers and Other Fees and Expenses.
Due to the Company’s current share price and availability of shares, we paid each of our non-employee directors an annual retainer of $125,000 in 2016. We pay our non-employee directors a meeting fee of $2,000 per meeting of the Board or applicable committee thereof attended by such non-employee director. The chairs of the audit committee, compensation committee and finance and risk committee each receive an annual retainer of $15,000 and the chair of each other standing Board committee receives an annual retainer of $10,000. The non-executive chairman or lead director of the Board also receives an annual fee of $25,000. We also reimburse directors for travel, lodging and related expenses they may incur in attending Board and committee meetings, and related activities in connection with the duties as director. The amounts of cash compensation referenced above are annualized and are paid to each non-employee director in quarterly installments in arrears on the last business day prior to the end of the fiscal quarter.
The following table shows the compensation of our non-employee directors for the year ended December 31, 2016.

DIRECTOR COMPENSATION FOR 2016

Name	Fees Earned or Paid in Cash ($)	Total ($)
Anthony R. Chase	$220,440	$220,440
Thomas L. Kelly II	$249,160	$249,160
John P. Reddy	$244,000	$244,000
Dean E. Taylor	$195,557	$195,557
William L. Transier	$248,000	$248,000
David W. Wehlmann[1]	$183,457	$183,457
J. Robinson West	$212,000	$212,000

(1)	Mr. Wehlmann resigned from the Company’s board of directors on November 7, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership
As of March 31, 2017, we had 89,009,153 shares issued and outstanding. The following table sets forth, as of March 31, 2017, (1) the beneficial ownership of shares by each of our directors, each nominee for director, each “Named Executive Officer” listed in the Summary Compensation Table appearing in Item 11, “Summary Compensation,” and all current directors and executive officers as a group, and (2) information about the only persons who were known to the Company to be the beneficial owners of more than five percent of the outstanding shares.

	Shares Beneficially Owned[1]
Name	Number of Shares	Percent of Class[2]
Directors
Anthony R. Chase	111,816	—%
Thomas L. Kelly II	125,099	—%
John P. Reddy	142,989	—%
Dean E. Taylor	85,491	—%
William L. Transier	118,498	—%
J. Robinson West	145,476	—%

Named Executive Officers (excluding any Director listed above)
Lee M. Ahlstrom	104,125	—%
Anirudha Pangarkar	148,001	—%
Todd D. Strickler	92,836	—%
William C. Yester	163,951	—%
Randall D. Stilley[3]	—	—%
Steven A. Manz[4]	—	—%

All Current Directors and Executive Officers (12 persons)	1,344,715	1.51%

Beneficial Owners
None	—	0%

(1)	Unless otherwise indicated, the beneficial owner has sole voting and investment power over all shares listed.

(2)	The percent of class shown is less than one percent unless otherwise indicated.

(3)	Mr. Stilley departed the Company on November 9, 2016.

(5)	Mr. Manz departed the Company on November 9, 2016.

Equity Compensation Plan Information
The following table sets forth as of December 31, 2016 information regarding securities authorized for issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	5,804,796
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	5,804,796

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Related Party Transactions
Transactions with related persons are reviewed, approved or ratified in accordance with the policies and procedures set forth in our code of business conduct and ethics and our administrative policy manual (and, in the case of the Board, the Company’s Articles of Association and the provisions of UK company law), the procedures described below for director and officer questionnaires, and the other procedures described below.
Our code of business conduct and ethics provides that certain conflicts of interest are prohibited as a matter of Company policy. Under our code of business conduct and ethics, any employee, officer or director who becomes aware of a conflict or potential conflict or who is uncertain as to whether a conflict exists is directed to bring the matter to the attention of a supervisor, manager or other appropriate company personnel. Any actual or potential conflict of interest of this nature must be disclosed to the Board or a committee of the Board. Our Board and executive management review all reported relationships and transactions in which the Company and any director, officer or family member of a director or officer are participants to determine whether an actual or potential conflict of interest exists. Our Board may approve or ratify any such relationship or transaction if our Board determines that such relationship or transaction is in the Company’s best interests (or not inconsistent with the Company’s best interests) and the best interests of our shareholders. UK company law and our Articles of Association also contain specific provisions relating to the approval and authorisation of conflicts of interests by members of our Board, in addition to our code of business conduct and ethics. A conflict of interest exists when an individual’s personal interest is adverse to or otherwise in conflict with the interests of the Company. Our code of business conduct and ethics sets forth several examples of how conflicts of interest may arise, including when:

•	an employee, officer or director or a member of his or her family receives improper personal benefits because of such employee’s, officer’s or director’s position in the Company;

•	a loan by the Company to, or a guarantee by the Company of an obligation of, an employee or his or her family member is made;

•	an employee works for or has any direct or indirect business connection with any of our competitors, customers or suppliers; or

•	Company assets and properties are used for personal gain or Company business opportunities are usurped for personal gain.
In addition, our administrative policy manual, which applies to all our employees, defines some additional examples of what the Company considers to be a conflict of interest, including when:

•
subject to certain limited exceptions, an employee or contractor or any member of his or her immediate family has an interest in any business entity that deals with the Company where there is an opportunity for preferential treatment to be given or received;

•
an employee or contractor serves as an officer, a director, or in any management capacity of another business entity directly or indirectly related to the contract drilling or energy services industries without specific authority from our Board;

•
an employee or contractor or any member of his or her immediate family buys, sells or leases any kind of property, facilities or equipment from or to the Company or any of its subsidiaries or to any business entity or individual who is or is seeking to become a contractor, supplier or customer of the Company, without specific authority from our Board; or

•
subject to certain limited exceptions, an employee or contractor or any member of his or her immediate family accepts gifts, payments, extravagant entertainment, services or loans in any form from anyone soliciting business, or who may already have established business relations, with the Company.

Each year we require all our directors, nominees for director and executive officers to complete and sign a questionnaire following the end of each fiscal year. The purpose of the questionnaire is to obtain information, including information regarding transactions with related persons, for inclusion in our proxy statement or annual report. No transactions are currently required to be disclosed under Item 404 of Regulation S-K as promulgated by the SEC under the Securities Act of 1933.
In addition, we review SEC filings made by beneficial owners of more than five percent of any class of our voting securities to determine whether information relating to transactions with such persons needs to be included in our proxy statement or annual report.

Board Independence
Our corporate governance guidelines (regardless of whether our shares are listed on The New York Stock Exchange (the “NYSE”)) require that a majority of our Board and each of the audit, compensation, finance and risk management, and nominating and corporate governance committees of the Board be composed of individuals who qualify as independent as defined by the NYSE’s corporate governance rules. In addition, the Exchange Act imposes additional requirements regarding the independence of the members of our Board and the Board’s committees. Our Board has determined that (a) each of Messrs. Chase, Kelly, Reddy, Transier and West qualifies as an “independent” director under the NYSE corporate governance rules, (b) each of Messrs. Kelly, Reddy and Transier, constituting all the members of the audit committee of the Board, qualifies as “independent” under Rule 10A-3 of the Exchange Act, and (c) each of Messrs. Kelly, Chase, and Transier, constituting all the members of the compensation committee of the Board, qualifies as both (i) “independent” under Rule 10C-1(b)(1) under the Exchange Act, and the applicable rules of the NYSE and (ii) a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act. Independent non-management directors comprise full the membership of each committee described below under “Board Committees and Meetings.”
In order for a director to be considered independent under the NYSE rules, our Board must affirmatively determine that the director has no material relationship with the Company other than in his or her capacity as a director of the Company. In accordance with NYSE rules, the Company’s corporate governance guidelines provide that a director will not be independent if, within the preceding three years:

•	the director was employed by the Company;

•	an immediate family member of the director was an executive officer of the Company;

•
the director or an immediate family member of the director received more than $120,000 per year in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such service is not contingent in any way on continued service);

•
the director was affiliated with or employed by, or an immediate family member of the director was affiliated with or employed in a professional capacity by, a present or former internal or external auditor of the Company; or an immediate family member of the director was employed by a present or former internal or external auditor of the Company and personally worked on the Company’s audit;

•
the director or an immediate family member of the director was employed as an executive officer of another company where any of the Company’s present executives served on that company’s compensation committee at the same time; or

•
the director is an executive officer or an employee, or an immediate family member of the director is an executive officer, of a company that made payments to, or received payments from, the Company for property or services in an amount which, in any single fiscal year, exceeded the greater of $1 million or two percent of such other company’s consolidated gross revenues.

The following will not be considered by our Board to be a material relationship that would impair a director’s independence: If a director is an executive officer of, or beneficially owns in excess of 10 percent equity interest in, another company:

•	that does business with the Company, and the amount of the annual payments to the Company is less than five percent of the annual consolidated gross revenues of the Company;

•	that does business with the Company, and the amount of the annual payments by the Company to such other company is less than five percent of the annual consolidated gross revenues of the Company; or

•	to which the Company was indebted at the end of its last fiscal year in an aggregate amount that is less than five percent of the consolidated assets of the Company.
For relationships not covered by the guidelines in the immediately preceding paragraph, the determination of whether the relationship is material or not, and therefore whether the director would be independent or not, is made by our directors who satisfy the independence guidelines described above. These independence guidelines used by our Board are set forth in our corporate governance guidelines, which are published under the governance section of our website at www.paragonoffshore.com.
In addition, in order to determine the independence under the NYSE rules of any director who will serve on the compensation committee, the Board must consider all factors specifically relevant to determining whether a director has a relationship to the Company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to:

•	the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the listed company to such director; and

•	whether such director is affiliated with the Company, one of our subsidiaries or an affiliate of one of our subsidiaries.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Fees Paid to Independent Registered Public Accounting Firm
The following table sets forth the fees paid to PricewaterhouseCoopers LLP for services rendered during the each of the two years in the period ended December 31, 2016 (in thousands):

Fee	2016	2015
Audit Fees[1]	$3,220	$3,490
Audit-Related Fees [2]	$317	$—
Tax Fees[3]	$628	$467
All Other Fees[4]	$—	$—
Total	$4,165	$3,957

(1)
Represents fees for professional services rendered for the audit of the Company’s annual financial statements for 2016 and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for each of those quarters.

(2)
For 2016, includes $0.3 million for services rendered in connection with our financial restructuring and $48,000 related to additional audit procedures associated with our going-concern assessment. For 2015, includes $0.3 million related to consulting services rendered for the assessment of the Company’s SAP security and global risk and compliance controls and $0.1 million related to additional audit procedures associated with our going-concern assessment.

(3)	For 2016, includes $0.1 million for tax matters related to our financial restructuring.

Pre-Approval Policies and Procedures
The Audit Committee has adopted a pre-approval policy framework for audit and non-audit services, which established that the Audit Committee may adopt a pre-approval policy framework each year under which specified audit services, audit-related services, tax services and other services may be performed without further specific engagement pre-approval. On February 13, 2017, the Audit Committee readopted such policy framework for 2017. Under the policy framework, all tax services provided by the independent auditor must be separately pre-approved by the Audit Committee. Requests or applications to provide services that do require further, separate approval by the Audit Committee are required to be submitted to the Audit Committee by both the independent auditors and the chief accounting officer, chief financial officer or controller of the Company, and must include a joint statement that, in their view, the nature or type of service is not a prohibited non-audit service under the SEC’s rules on auditor independence. The specified audit services, audit-related services, tax services and other services rendered by PricewaterhouseCoopers LLP for each of the two years in the period ended December 31, 2016 were pre-approved by the Audit Committee.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(3)	Exhibits –
The information required by this Item 15(a)(3) is set forth in the Index to Exhibits accompanying this Amendment No. 1 and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Paragon Offshore plc, a company registered under the laws of England and Wales

Date:	May 1, 2017	By:	/s/ Dean E. Taylor
Dean E. Taylor
Interim President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ Dean E. Taylor	Interim President, Chief Executive Officer and Director	May 1, 2017
Dean E. Taylor	(Principal Executive Officer)

/s/ Lee M. Ahlstrom	Senior Vice President and Interim Chief Financial Officer	May 1, 2017
Lee M. Ahlstrom	(Principal Financial Officer)

/s/ Alejandra Veltmann	Vice President and Chief Accounting Officer	May 1, 2017
Alejandra Veltmann	(Principal Accounting Officer)

/s/ J. Robinson West	Director	May 1, 2017
J. Robinson West

/s/ Anthony R. Chase	Director	May 1, 2017
Anthony R. Chase

/s/ Thomas L. Kelly II	Director	May 1, 2017
Thomas L. Kelly II

/s/ John P. Reddy	Director	May 1, 2017
John P. Reddy

/s/ William L. Transier	Director	May 1, 2017
William L. Transier

Index to Exhibits

Number	Description
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

Number	Description
10.13†	Form of Time Vested Restricted Stock Unit Replacement Award Agreement (incorporated by reference to Exhibit 10.13 to Paragon Offshore plc’s Quarterly Report on Form 10-Q filed on August 29, 2014).
10.14†	Form of Employee Time Vested Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.14 to Paragon Offshore plc’s Quarterly Report on Form 10-Q filed on August 29, 2014).
10.15†	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.15 to Paragon Offshore plc’s Quarterly Report on Form 10-Q filed on August 29, 2014).
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
10.27†
Employment Letter, dated as of November 9, 2016, by and between Dean Taylor and Paragon Offshore Services LLC (incorporated by reference to Exhibit 10.1 to Paragon Offshore plc’s Current Report on Form 8-K filed on November 15, 2016).

10.28	Noble Settlement Agreement, dated April 29, 2016 (incorporated by reference to Exhibit 10.1 to Paragon Offshore plc’s Current Report on Form 8-K filed on May 6, 2016).
10.29†	2016 Paragon Offshore plc Short-Term Incentive Plan (incorporated by reference to Exhibit 10.28 to Paragon Offshore plc’s Quarterly Report on Form 10-Q filed on August 9, 2016.
10.30	Amendment to Plan Support Agreement, dated August 5, 2016 (incorporate by reference to Exhibit 10.1 to Paragon Offshore plc’s Current Report on Form 8-K filed on August 8, 2016).
10.31
Term Sheet Regarding Amendment to Noble Settlement Agreement, dated August 5, 2016 (incorporated by reference to Exhibit 10.1 to Paragon Offshore plc’s Current Report on Form 8-K filed on August 8, 2016).

10.32†
Separation Agreement and General Release, by and between Steven Manz and Paragon Offshore Services LLC, Paragon Offshore plc and Paragon International Investment Limited, dated November 17, 2016 (incorporated by reference to Exhibit 10.1 to Paragon Offshore plc’s Current Report on Form 8-K filed on November 22, 2016).

Number	Description
10.33†
Separation Agreement and General Release, by and between Randall Stilley and Paragon Offshore Services LLC, Paragon Offshore PLC, Paragon International Investment Limited and their affiliates, dated November 30, 2016. (incorporated by reference to Exhibit 10.1 to Paragon Offshore plc’s Current Report on Form 8-K filed on December 1, 2016).

10.34†*	Paragon Offshore Services LLC 2017 Short-Term Incentive Program.
21.1	List of Subsidiaries of Paragon Offshore plc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.