Form 10-Q
period 2017-03-31
PARAGON OFFSHORE PLC
filed 2017-05-10
CIK 1594590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________

FORM 10-Q
________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding and trading at April 28, 2017: 89,011,271

PARAGON OFFSHORE plc
FORM 10-Q
For the Quarter Ended March 31, 2017

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

Debtors
Paragon Offshore plc and the following subsidiaries: Paragon Offshore Finance Company, Paragon International Finance Company, Paragon Offshore Holdings US Inc., Paragon Offshore Drilling LLC, Paragon FDR Holdings Ltd., Paragon Duchess Ltd., Paragon Offshore (Luxembourg) S.à r.l., PGN Offshore Drilling (Malaysia) Sdn. Bhd., Paragon Offshore (Labuan) Pte. Ltd., Paragon Holding SCS 2 Ltd., Paragon Asset Company Ltd., Paragon Holding SCS 1 Ltd., Paragon Offshore Leasing (Luxembourg) S.à r.l., Paragon Drilling Services 7 LLC, Paragon Offshore Leasing (Switzerland) GmbH, Paragon Offshore do Brasil Ltda., Paragon Asset (ME) Ltd., Paragon Asset (UK) Ltd., Paragon Offshore International Ltd., Paragon Offshore (North Sea) Ltd., Paragon (Middle East) Limited, Paragon Holding NCS 2 S.à.r.l., Paragon Leonard Jones LLC, Paragon Offshore (Nederland) B.V., and Paragon Offshore Contracting GmbH

Distribution
The August 1, 2014 pro rata distribution by Noble to its shareholders of all our issued and outstanding ordinary shares. Noble shareholders received one ordinary share of Paragon for every three shares of Noble owned.

Exchange Act	United States Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

LIBOR	London Interbank Offered Rate

New Plan	Third amended plan of reorganization for the Debtors as filed with the Bankruptcy Court on February 7, 2017

Noble	Noble Corporation plc

OPEC	Organization of Petroleum Exporting Countries

OTC Pink	Marketplace trading over-the-counter stocks provided and operated by the OTC Markets Group

Pemex	Petróleos Mexicanos

Petrobras	Petróleo Brasileiro S.A.

Prospector	Prospector Offshore Drilling S.à.r.l.

Revolving Credit Agreement	The Company’s senior secured revolving credit agreement entered into with a group of lenders on June 17, 2014

Revolving Credit Facility	Commitments in the amount of $800 million provided by a group of lenders under the Revolving Credit Agreement

Sale-Leaseback Transaction	Sale-leaseback agreement with subsidiaries of SinoEnergy Capital Management Ltd. for two high specification jackup units, Prospector 1 and Prospector 5 entered into on July 24, 2015

SEC	United States Securities and Exchange Commission

Senior Notes	The Company’s 6.75% senior notes due in 2022 and 7.25% senior notes due in 2024, collectively

Spin-Off	The Company’s separation from Noble on August 1, 2014

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
PARAGON OFFSHORE plc
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating revenues
Contract drilling services	$55,247	$235,044
Labor contract drilling services	—	6,748
Reimbursables and other	2,196	23,328
	57,443	265,120
Operating costs and expenses
Contract drilling services	49,592	112,706
Labor contract drilling services	14	5,059
Reimbursables	1,576	19,784
Depreciation and amortization	30,575	71,906
General and administrative	8,723	12,174
Loss on impairments	391	—
	90,871	221,629
Operating income (loss) before interest, reorganization items and income taxes	(33,428)	43,491
Interest expense, net (contractual interest of $36,080 and $36,106 for the three months ended March 31, 2017 and 2016)	(17,916)	(27,017)
Other, net	1,751	762
Reorganization items, net	(18,474)	(21,842)
Loss before income taxes	(68,067)	(4,606)
Income tax provision	(2,349)	(604)
Net loss	$(70,416)	$(5,210)

Loss per share
Basic and diluted	$(0.79)	$(0.06)

Weighted-average shares outstanding
Basic and diluted	88,747	86,598
See accompanying notes to the unaudited condensed consolidated financial statements.

PARAGON OFFSHORE plc
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(70,416)	$(5,210)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	876	2,068
Adjustments to pension plans	(98)	187
Total other comprehensive loss, net	778	2,255
Total comprehensive loss	$(69,638)	$(2,955)
See accompanying notes to the unaudited condensed consolidated financial statements.

PARAGON OFFSHORE plc
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$832,576	$883,794
Restricted cash	11,457	8,707
Accounts receivable, net of allowance for doubtful accounts (Note 3)	46,763	65,644
Prepaid and other current assets	61,185	69,380
Total current assets	951,981	1,027,525
Property and equipment, at cost	2,334,834	2,336,504
Accumulated depreciation	(1,549,028)	(1,523,732)
Property and equipment, net	785,806	812,772
Restricted cash	36,049	37,880
Other long-term assets	23,658	25,554
Total assets	$1,797,494	$1,903,731

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$29,694	$29,737
Accounts payable and accrued expenses	61,598	61,853
Accrued payroll and related costs	34,055	43,683
Taxes payable	21,440	33,248
Interest payable	491	497
Other current liabilities	18,822	21,548
Total current liabilities	166,100	190,566
Long-term debt	155,330	165,963
Deferred income taxes	5,141	6,282
Other liabilities	27,882	29,114
Liabilities subject to compromise	2,344,563	2,344,563
Total liabilities	2,699,016	2,736,488
Commitments and contingencies (Note 17)
Equity
Ordinary shares, $0.01 par value, 186,457,393 shares authorized; with 89,009,153 and 88,438,804 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	890	884
Additional paid-in capital	1,439,132	1,438,265
Accumulated deficit	(2,303,664)	(2,233,248)
Accumulated other comprehensive loss	(37,880)	(38,658)
Total shareholders’ deficit	(901,522)	(832,757)
Total liabilities and equity	$1,797,494	$1,903,731
See accompanying notes to the unaudited condensed consolidated financial statements.

PARAGON OFFSHORE plc
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2015	86,026	$860	$1,429,456	$(1,894,892)	$(42,014)	$(506,590)
Net loss	—	—	—	(5,210)	—	(5,210)
Employee related equity activity:
Amortization of share-based compensation	—	—	1,967	—	—	1,967
Vesting of restricted stock unit awards	1,345	14	(112)	—	—	(98)
Other comprehensive income, net	—	—	—	—	2,255	2,255
Balance as of March 31, 2016	87,371	$874	$1,431,311	$(1,900,102)	$(39,759)	$(507,676)

Balance as of December 31, 2016	88,439	$884	$1,438,265	$(2,233,248)	$(38,658)	$(832,757)
Net loss	—	—	—	(70,416)	—	(70,416)
Employee related equity activity:
Amortization of share-based compensation	—	—	898	—	—	898
Vesting of restricted stock unit awards	570	6	(31)	—	—	(25)
Other comprehensive income, net	—	—	—	—	778	778
Balance as of March 31, 2017	89,009	$890	$1,439,132	$(2,303,664)	$(37,880)	$(901,522)
See accompanying notes to the unaudited condensed consolidated financial statements.

PARAGON OFFSHORE plc
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(70,416)	$(5,210)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	30,575	71,906
Loss on impairments	391	—
Deferred income taxes	(1,176)	(4,750)
Share-based compensation	646	2,206
Provision for doubtful accounts	238	—
Other, net	1,047	—
Net change in other assets and liabilities (Note 18)	2,717	42,171
Net cash provided by (used in) operating activities	(35,978)	106,323
Cash flows from investing activities
Capital expenditures	(3,017)	(17,866)
Change in accrued capital expenditures	(481)	(5,422)
Change in restricted cash	(919)	(4,160)
Net cash used in investing activities	(4,417)	(27,448)
Cash flows from financing activities
Repayments on Sale-Leaseback Financing	(10,798)	(16,947)
Tax withholding on restricted stock units	(25)	(98)
Net cash used in financing activities	(10,823)	(17,045)
Net change in cash and cash equivalents	(51,218)	61,830
Cash and cash equivalents, beginning of period	883,794	773,571
Cash and cash equivalents, end of period	$832,576	$835,401

Supplemental information for non-cash activities (Note 18)
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
We currently operate in significant hydrocarbon-producing geographies throughout the world, including the North Sea, the Middle East and India. As of March 31, 2017, our contract backlog was $183 million and included contracts with national, international and independent oil and gas companies.
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
Unaudited Interim Information
The interim consolidated financial statements of Paragon and its subsidiaries are unaudited. However, they include all adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2017 and the results of its operations and cash flows for the three months ended March 31, 2017 and 2016. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC regarding interim financial reporting.
The 2016 year-end balance sheet data was derived from audited financial statements. This interim report does not include all disclosures required by U.S. GAAP for annual periods and should be read in conjunction with the Annual Report on Form 10-K of Paragon for the year ended December 31, 2016. The interim financial results may not be indicative of the results to be expected for the full year. Certain amounts in prior periods have been reclassified to conform to the current year presentation.
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
During the period that we are operating as debtors-in-possession under chapter 11 of the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions in our debt agreements), for amounts other than those reflected in the accompanying consolidated financial statements. Further, any reorganization plan could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern. As required by FASB ASC 852, Reorganizations (“ASC 852”), we intend to adopt fresh start accounting upon emergence from chapter 11 of the Bankruptcy Code.

Chapter 11 Filing
On February 12, 2016, the Company and certain of its subsidiaries (collectively, the “Debtors”) entered into a plan support agreement (the “PSA”) relating to a plan of reorganization (including all amendments thereto, the “Original Plan”) pursuant to chapter 11 of the Bankruptcy Code with holders representing an aggregate of 77% of the outstanding $457 million of our 6.75% senior unsecured notes maturing July 2022 and the outstanding $527 million of our 7.25% senior unsecured notes maturing August 2024 together with lenders representing an aggregate of 96% of the amounts outstanding (including letters of credit) under our Revolving Credit Agreement (the “Noteholder Group”).
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
On April 21, 2017, following further discussions with the Secured Lenders, the Company filed an amendment to the New Plan and a related disclosure statement with the Bankruptcy Court. This amendment makes certain modifications to the New Plan, among other changes, to: (i) no longer seek approval of the Noble Settlement Agreement (as defined below); (ii) provide for a combined class of general unsecured creditors, including the Company’s 6.75% senior unsecured notes maturing July 2022 and 7.25% senior unsecured notes maturing August 2024; and (iii) provide for the post-emergence wind-down of certain of the Debtors’ dormant subsidiaries and discontinued businesses.

On May 2, 2017, as a result of a successful court-ordered mediation process with representatives of the Secured Lenders and the Bondholders, the Company filed additional amendments to the New Plan (as amended, the “Consensual Plan”) and a related disclosure statement with the Bankruptcy Court. The Consensual Plan resolves the objections previously raised by the Bondholders to the New Plan.
Under the Consensual Plan, approximately $2.4 billion of previously existing debt will be eliminated in exchange for a combination of cash and to-be-issued new equity. If confirmed, the Secured Lenders will receive their pro rata share of $410 million in cash and 50% of the new, to-be-issued common equity, subject to dilution. The Bondholders will receive $105 million in cash and an estimated 50% of the new, to-be-issued common equity, subject to dilution. The Secured Lenders and Bondholders will each appoint three members of a new board of directors to be constituted upon emergence of the Company from bankruptcy and will agree on a candidate for Chief Executive Officer who will serve as the seventh member of the board of directors of the Company. Certain other elements of the New Plan remain unchanged in the Consensual Plan, including that: (i) the Secured Lenders shall be allocated new senior secured first lien debt in the original aggregate principal amount of $85 million maturing in 2022, (ii) the Company shall commence an administration proceeding in the United Kingdom, and (iii) the Company’s current shareholders are not expected to have any recovery under the Consensual Plan. Both the U.S. Trustee and the Bankruptcy Court have declined to appoint an equity committee in the Bankruptcy cases. The Consensual Plan will be subject to usual and customary conditions to plan confirmation, including obtaining the requisite vote of creditors and approval of the Bankruptcy Court.
Debtors-in-Possession
Since filing the Bankruptcy cases, the Debtors have operated their business as “debtors-in-possession”. Under the Bankruptcy cases, the Debtor’s trade creditors and vendors are being paid in full in the ordinary course of business. Certain subsidiaries of the Company were not party to the chapter 11 filing (the “Non-Filing entities”). The Non-Filing entities have continued to operate in the ordinary course of business.
Litigation with Noble Corporation
On February 12, 2016, we entered into a binding term sheet with Noble with respect to the “Noble Settlement Agreement” (as described below), which we executed on April 29, 2016. The Noble Settlement Agreement would have become effective upon the consummation of the Original Plan, or a plan of reorganization substantially similar thereto, and the satisfaction of certain other conditions precedent as set forth in the Noble Settlement Agreement. Pursuant to the Noble Settlement Agreement, Noble would have provided direct bonding in fulfillment of the requirements necessary to challenge tax assessments in Mexico relating to our business for the tax years 2005 through 2010 (the “Mexican Tax Assessments”). Additionally, pursuant to the Noble Settlement Agreement, Noble would have been responsible for all of the ultimate tax liability for Noble legal entities and 50% of the ultimate tax liability for our legal entities following the defense of the Mexican Tax Assessments. In consideration for this support, we had agreed to release Noble, fully and unconditionally, from any and all claims in relation to the Spin-Off.
On April 21, 2017, we filed our amendment to the New Plan with the Bankruptcy Court. Under the New Plan, we do not intend to seek approval of the Noble Settlement Agreement with the Bankruptcy Court. As a result, on April 21, 2017, Noble terminated the Noble Settlement Agreement.
On May 2, 2017, the Company filed further amendments to the New Plan (the Consensual Plan) and a related disclosure statement with the Bankruptcy Court. Pursuant to the Consensual Plan, the Company’s creditors will pursue litigation against Noble through the establishment of a litigation trust (the “Litigation Trust”), which the Company will fund with a loan of up to $10 million (the “Litigation Loan Amount”). Under the Consensual Plan, the first $10 million of proceeds from the litigation against Noble will be applied to repay the Litigation Loan Amount, and any balance of the first $10 million of proceeds will be shared 50%/50% between the Bondholders and Secured Creditors. Any amounts above the first $10 million of proceeds will be split in a ratio of 75%/25% in favor of the Bondholders.

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), which creates ASC Topic 606, Revenue from Contracts with Customers and supersedes the revenue recognition requirements in Topic 605 and industry-specific standards that currently exist under U.S. GAAP. The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. This ASU can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In March, April, May and November 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. These updates clarify important aspects of the guidance and improve its operability and implementation. ASC Topic 606 is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. We are evaluating the provisions of ASU 2014-09, concurrently with the provisions of ASU 2016-02 (defined below) since we have determined that our drilling contracts contain a lease component, and our adoption of ASU 2016-02, therefore, will require that we separately recognize revenues associated with lease and nonlease components. Nonlease components or the provision of contract drilling services will be accounted for under ASU 2014-09. We are in the process of reviewing our revenue streams under these ASUs and have identified a subset of contracts that we believe are representative of our operations and have initiated an analysis of the related performance obligations and pricing arrangements in such contracts.  We are still evaluating methods of adoption and what impact the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures which will be based on contract-specific facts and circumstances that could introduce variability to the timing of our revenue recognition relative to current accounting standards.

In February 2016, the FASB issued ASU No. 2016-02, which creates ASC Topic 842, Leases (“ASU 2016-02”). This ASU requires an entity to separate lease components from nonlease components in a contract. The lease components would be accounted for under ASU 2016-02, which requires lessees to recognize a right-of-use asset and a lease liability for capital and operating leases with lease terms greater than twelve months. Lessors must align certain requirements with the updates to lessee accounting standards and potentially derecognize a leased asset and recognize a net investment in the lease. This ASU also requires key qualitative and quantitative disclosures by lessees and lessors to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This update is effective for financial statements issued for annual reporting periods beginning after December 15, 2018, and interim reporting periods within that reporting period. Early adoption is permitted. A modified retrospective approach is required. Under this ASU, we have determined that our drilling contracts contain a lease component, and our adoption, therefore, will require that we separately recognize revenues associated with the lease and service components. We are evaluating the provisions of ASU 2016-02, concurrently with the provisions of ASU 2014-09 and expect to adopt both updates concurrently with an effective date of January 1, 2018. We are still evaluating what impact the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
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
In August 2016 the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB’s Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU addresses how the following cash transactions are presented: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investments; and (7) beneficial interests in securitization transactions. The ASU also addresses how to present cash receipts and cash payments that have aspects of multiple cash flow classifications. The guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. We do not expect that our adoption will have a material impact on our cash flows or financial disclosures.
In October 2016 the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this ASU eliminate the exception for an intra-entity transfer of an asset other than inventory. The guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been made available for issuance. This ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has elected early adoption of this guidance on a modified retrospective basis. Early adoption had no impact on prior periods as reported in our financial statements for the quarter ended March 31, 2017.
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

In January 2017 the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. The objective of this ASU is to add guidance that will assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses and may affect many areas of accounting including acquisitions, disposals, goodwill and consolidations. The guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. The amendments in this update should be applied prospectively on or after the effective date. No disclosures are required at transition. We do not expect that our adoption will have a material impact on our financial condition, results of operations, cash flows or financial disclosures and the impact will be based on whether it is necessary for us to determine if we have acquired or sold a business in any period after the effective date.
In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecogntion Guidance and Accounting for Partial Sales of Nonfinancial Assets which will be effective at the same time as ASC Topic 606. ASU No. 2017-05 clarifies the scope, definition and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and adds guidance for partial sales of nonfinancial assets. We are evaluating what impact the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
In March 2017 the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost and provide guidance on how to present the service cost component and the other components of net benefit cost in the income statement. The guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. The amendment for the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost should be applied retrospectively. We do not expect that our adoption will have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

NOTE 3— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The unaudited condensed consolidated financial statements include our accounts, those of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation.
Reorganization Accounting
In connection with filing chapter 11 of the Bankruptcy Code on February 14, 2016, the Company is subject to the requirements of ASC 852. ASC852 is applicable to companies under bankruptcy protection and requires amendments to the presentation of key financial statement line items. ASC 852 generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Bankruptcy cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.
Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization of the business must be reported separately as reorganization items in the consolidated statements of operations for the three months ended March 31, 2017. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are pre-petition obligations that are not fully secured and that have at least a possibility of not being repaid at the full claim amount by the plan of reorganization. Liabilities subject to compromise must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization. See Note 9 - “Reorganization Items” for cash paid for reorganization items in the consolidated statements of cash flows.
As required by ASC 852 we intend to adopt fresh start accounting upon emergence from chapter 11 of the Bankruptcy Code.
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
Deferred revenues from drilling contracts totaled $7 million and $9 million as of March 31, 2017 and December 31, 2016, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in our Condensed Consolidated Balance Sheets, based upon the expected time of recognition of such deferred revenues. Deferred costs associated with deferred revenues from drilling contracts totaled $2 million at March 31, 2017 as compared to $3 million as of December 31, 2016. Such amounts are included in either “Prepaid and other current assets” or “Other assets” in our Condensed Consolidated Balance Sheets, based upon the expected time of recognition of such deferred costs.
We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses.
Restricted Cash
Restricted cash consists of both cash held to satisfy the requirements of our Sale-Leaseback Transaction (as described in Note 7 - “Debt”), which was executed in 2015 and cash collateral for an outstanding performance bond.
Under the terms of the Lease Agreements (as defined in Note 7 - “Debt”) we are required to maintain three cash reserve accounts: a capital expenditure reserve account, an operating reserve account and a rental reserve account.
The capital expenditure reserve is available specifically for special survey costs (3-5 year surveys) provided that we replenish any amount withdrawn within twelve months from the date of the withdrawal.  This cash is available to us, for a designated purpose, in the short-term, and therefore the restricted cash balance is included in short-term “Restricted cash” on our Condensed Consolidated Balance Sheet. The short-term restricted cash balance also includes funds accumulated in an operating reserve account used for payment of monthly operating expenses under the terms of the Lease Agreements. Our short-term restricted cash was $11 million and $9 million as of March 31, 2017 and December 31, 2016, respectively.
The rental reserve account is the minimum amount established under the Lease Agreements which we are required to maintain on reserve at all times during the lease period. The balance in the account increases with periodic deposits of operating revenue in excess of allowed operating expenses. Any amount of cash in the account in excess of the minimum balance required on reserve is to be used repay our long-term debt obligation related to the Sale-Leaseback Transaction. In addition to the Sale-Leaseback Transaction rental reserve account, the long-term restricted cash balance as of March 31, 2017 and December 31, 2016 also includes $9 million cash collateral for an outstanding performance bond. Our long-term restricted cash was $36 million and $38 million as of March 31, 2017 and December 31, 2016, respectively.
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
Our allowance for doubtful accounts was $26 million and $25 million as of March 31, 2017 and December 31, 2016, respectively. We had $0.2 million of bad debt expense and no recoveries for the three months ended March 31, 2017. We had no bad debt expense or recoveries for the three months ended March 31, 2016. Bad debt expense and recoveries are reported as a component of “Contract drilling services operating costs and expenses” in our Condensed Consolidated Statements of Operations.

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
We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets classified as held and used, we determine recoverability by evaluating the estimated undiscounted future net cash flows based on projected dayrates and utilization. For property and equipment whose carrying values are determined not to be recoverable, we calculate an impairment loss as a difference between the fair value and carrying amount. We estimate the fair values by applying either an income approach, using projected discounted cash flows, or a market approach. For discussion related to our impairment analysis see Note 4 - “Property and Equipment and Other Assets.”

NOTE 4—PROPERTY AND EQUIPMENT AND OTHER ASSETS
Property and equipment consists of drilling rigs, drilling machinery and equipment and other property and equipment.

	March 31,	December 31,
(In thousands)	2017	2016
Drilling rigs	$1,457,907	$1,463,199
Drilling rigs under Sale-Leaseback Transaction	469,747	469,018
Drilling machinery and equipment	348,164	345,172
Other	59,016	59,115
Property and equipment, at cost	2,334,834	2,336,504
Less: Accumulated depreciation	(1,516,497)	(1,496,006)
Less: Accumulated amortization under Sale-Leaseback Transaction	(32,531)	(27,726)
Property and equipment, net	$785,806	$812,772
Depreciation expense was $31 million and $72 million for the three months ended March 31, 2017 and 2016, respectively, including depreciation expense of $1 million and $4 million for underwater inspection in lieu of drydocking costs (“UWILD”) for the three months ended March 31, 2017 and 2016, respectively. UWILD costs are capitalized in “Other assets” on the Condensed Consolidated Balance Sheet. Amortization of our leased drilling rigs under the Sale-Leaseback Transaction is recorded in depreciation expense for the three months ended March 31, 2017 and 2016.

Our capital expenditures totaled $3 million and $18 million for the three months ended March 31, 2017 and 2016, respectively. Included in accounts payable were $1 million and $5 million of capital accruals as of March 31, 2017 and 2016, respectively.
Loss on Impairment
We assess the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (such as, but not limited to, cold stacking a rig, the expectation of cold stacking a rig in the near term, a decision to retire or scrap a rig, or excess spending over budget on a newbuild, construction project or major rig upgrade). For assets classified as held and used, we determine recoverability by evaluating the estimated undiscounted future net cash flows based on projected dayrates and utilization. For property and equipment whose carrying values are determined not to be recoverable, we calculate an impairment loss as a difference between the fair value and carrying amount. We estimate the fair values by applying either an income approach, using projected discounted cash flows, or a market approach. Estimates of discounted future cash flows typically include (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses, (ii) long-term growth rates, and (iii) estimates of useful lives of the assets. Such estimates of future discounted cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. In a market approach, the fair value would be based on unobservable third-party estimated prices that would be received in exchange for the assets in an orderly transaction between market participants.
For the three months ended March 31, 2017, we recognized an impairment loss of $0.4 million in our Condensed Consolidated Statements of Operations. No impairment loss was recognized for the three months ended March 31, 2016.

NOTE 5—SHARE-BASED COMPENSATION
In conjunction with the Spin-Off, we adopted new equity incentive plans for our employees and directors, the Paragon Offshore plc 2014 Employee Omnibus Incentive Plan (the “Employee Plan”) and the Paragon Offshore plc 2014 Director Omnibus Plan (the “Director Plan”). The Employee Plan and Director Plan include replacement awards of Paragon time-vested restricted stock units (“TVRSU’s”) and performance-vested restricted stock units (“PVRSU’s”), granted in connection with the Spin-Off, as well as, new share-settled and cash-settled awards (“CS-TVRSU’s”) which have been granted since Spin-Off. No awards were granted during three months ended March 31, 2017.
Shares available for issuance and outstanding restricted stock units under our two equity incentive plans as of March 31, 2017 are as follows (excluding the impact of cash-settled awards):

(In shares)	Employee Plan	Director Plan
Shares available for future awards or grants	5,580,201	434,048
Outstanding unvested restricted stock units	1,461,377	—
In prior years, we have awarded both TVRSU’s and PVRSU’s under our Employee Plan and TVRSU’s under our Director Plan. The total compensation for TVRSU’s that ultimately vests is recognized using a straight-line method over a three-year service period. The CS-TVRSU’s under our Employee Plan are accounted for as liability-based awards and are valued at the end of each reporting period at our underlying share price. The total compensation for CS-TVRSU’s that ultimately vests is recognized using a straight-line method over three-year service period. The number of PVRSU’s which vest under our Employee Plan will depend on the degree of achievement of specified company-based, return on capital employed (“ROCE”), and market-based, total shareholder return (“TSR”), performance criteria over the service period.

A summary of restricted stock activity for the three months ended March 31, 2017 is as follows:

	TVRSU’s Outstanding	TVRSU Weighted Average Grant-Date Fair Value	CS-TVRSU’s Outstanding	Share Price (1)	PVRSU’s Outstanding (2)	PVRSU Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2016	1,910,893	$5.31	1,292,601		602,219	$5.39
Vested	(842,282)	5.18	(530,604)		—	—
Forfeited (3)	(17,979)	11.00	(250,190)		(191,474)	11.00
Outstanding as of March 31, 2017	1,050,632	$5.33	511,807	$0.05	410,745	$2.78

(1)	The share price represents the closing price of our shares on March 31, 2017 at which our CS-TVRSU’s are measured.

(2)
In the three months ended March 31, 2017, 191,474 PVRSU’s were forfeited as a result of the Company not achieving the thresholds for vesting based on annualized ROCE performance over the term of the awards. For the remaining 410,745 PVRSU’s outstanding, the share amount equals the units that would vest if the “target” level of performance is achieved based on the degree of achievement of the Company’s TSR, relative to a peer group of companies. The minimum number of units is zero and the “maximum” level of performance is 200% of the target amount.

(3)
In accordance with ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company has elected to account for forfeitures when they occur. This election had no impact on our financial statements for the three months ended March 31, 2017.

Equity and liability-based award amortization recognized during the three months ended March 31, 2017 totaled $0.6 million. As of March 31, 2017, we had $2 million of total unrecognized compensation cost related to our TVRSU’s. The Company expects to recognize this cost over a remaining weighted-average period of 0.7 years or expense immediately on the effective date of the Consensual Plan. As of March 31, 2017, we had $21 thousand of total unrecognized compensation cost related to our CS-TVRSU’s. The Company expects to recognize this cost over a remaining weighted-average period of 0.9 years or expense immediately on the effective date of the Consensual Plan.
As of March 31, 2017, we had $0.1 million of total unrecognized compensation cost related to our PVRSU’s. The Company expects to recognize this cost over a remaining weighted-average period of 0.8 years or expense immediately on the effective date of the Consensual Plan. The total potential compensation for the 410,745 PVRSU’s based on TSR is recognized over the service period regardless of whether the TSR performance thresholds are ultimately achieved since vesting is based on market conditions.

NOTE 6—LOSS PER SHARE
On August 1, 2014, approximately 85 million of our ordinary shares were distributed to Noble’s shareholders in conjunction with the Spin-Off. Weighted average shares outstanding, basic and diluted, have been computed based on the weighted average number of ordinary shares outstanding during the applicable period. Restricted stock units do not represent ordinary shares outstanding until they are vested and converted into ordinary shares. Our outstanding share-based payment awards currently consist solely of restricted stock units. The diluted earnings per share calculation under the two class method is the same as our basic earnings per share calculation as we currently have no stock options or other potentially dilutive securities outstanding.
Our unvested restricted stock units, which contain non-forfeitable rights to dividends, are deemed to be participating securities and are included in the computation of earnings per share pursuant to the “two-class” method. The “two-class” method allocates undistributed earnings between ordinary shares and participating securities; however, in a period of net loss, losses are not allocated to our participating securities. No earnings were allocated to unvested share-based payment awards in our earnings per share calculation for the three months ended March 31, 2017 and 2016 due to our net losses in each respective period.
Existing shareholders of the Company will not receive a recovery under the Consensual Plan.

The following table includes the computation of basic and diluted net loss and loss per share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2017	2016
Allocation of loss - basic and diluted
Net loss	$(70,416)	$(5,210)
Earnings allocated to unvested share-based payment awards	—	—
Net loss attributable to ordinary shareholders - basic and diluted	$(70,416)	$(5,210)

Weighted average shares outstanding
Basic and diluted	88,747	86,598

Weighted average unvested share-based payment awards	1,885	5,944

Loss per share
Basic and diluted	$(0.79)	$(0.06)

NOTE 7—DEBT
A summary of long-term debt as of March 31, 2017 and December 31, 2016 is as follows:

	March 31,	December 31,
(In thousands)	2017	2016
Revolving Credit Facility (1)	$—	$—
Term Loan Facility, bearing interest of 5.75% and 5.5% as of March 31, 2017 and December 31, 2016, respectively(1)	—	—
Senior Notes due 2022, bearing fixed interest at 6.75% per annum(1)	—	—
Senior Notes due 2024, bearing fixed interest at 7.25% per annum(1)	—	—
Sale-Leaseback Transaction	185,691	196,418
Unamortized debt issuance costs	(667)	(718)
Total debt	185,024	195,700
Less: Current maturities of long-term debt	(29,694)	(29,737)
Long-term debt	$155,330	$165,963
(1) See Note 8 - “Liabilities Subject to Compromise” for each of the respective March 31, 2017 balances identified above. The commencement of the Bankruptcy cases on February 14, 2016 constituted an event of default that accelerated our obligations under the Term Loan Agreement, Revolving Credit Agreement, and Senior Notes. Any efforts to enforce payments related to these obligations are automatically stayed as a result of the filing of the petitions and are subject to the applicable provisions of the Bankruptcy Code.
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

As of March 31, 2017, we had $709 million in borrowings outstanding at a weighted-average interest rate of 3.48%, and an aggregate amount of $69 million of letters of credit issued under the Revolving Credit Facility. The balance of our Revolving Credit Facility and unamortized deferred debt issuance costs are classified as liabilities subject to compromise. We continue to pay interest on the Revolving Credit Facility in the ordinary course of business based on Bankruptcy Court approval. Accordingly, interest payable on the Revolving Credit Facility is not classified as a liability subject to compromise.
On July 18, 2014, we issued $1.08 billion of Senior Notes and also borrowed $650 million under the Term Loan Facility. The Term Loan Facility is secured by substantially all of our rigs. The proceeds from the Term Loan Facility and the Senior Notes were used to repay $1.7 billion of intercompany indebtedness to Noble incurred as partial consideration for the Separation.
The Senior Notes consisted of $500 million of 6.75% senior notes and $580 million of 7.25% senior notes, which mature on July 15, 2022 and August 15, 2024, respectively. The Senior Notes were issued without an original issue discount. Contractual interest on the 6.75% senior notes is payable semi-annually, in January and July. Contractual interest on the 7.25% senior notes is payable semi-annually, in February and August. The approximate $1 billion balance of our Senior Notes, accrued pre-petition interest, and unamortized deferred debt issuance costs are classified as liabilities subject to compromise. As interest on the Company’s unsecured Senior Notes subsequent to February 14, 2016 was not expected to be an allowed claim, the Company ceased accruing interest on its Senior Notes on this date. Results for the three months ended March 31, 2017 and 2016 would have included contractual interest expense of $18 million and $9 million, respectively. These costs would have been incurred had the unsecured Senior Notes not been classified as subject to compromise.
Borrowings under the Term Loan Facility bear interest at an adjusted LIBOR rate plus 2.75%, subject to a minimum LIBOR rate of 1% or a base rate plus 1.75%, at our option. We are required to make quarterly principal payments of $1.6 million plus interest and may prepay all or a portion of the Term Loan Facility at any time. The Term Loan Facility matures in July 2021. The loans under the Term Loan Facility were issued with 0.50% original issue discount. As of March 31, 2017, the approximate $635 million balance of our Term Loan Facility, unamortized deferred debt issuance costs and unamortized discount are classified as liabilities subject to compromise (See Note 8 - “Liabilities Subject to Compromise”). Paragon continues to make interest payments on its Term Loan Facility in the ordinary course of business, based on Bankruptcy Court approval. Accordingly, interest payable on the Term Loan Facility is not classified as liabilities subject to compromise in the Condensed Consolidated Balance Sheet as of March 31, 2017.
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
The Company has obtained a forbearance from the Lessors of the event of default relating to the filing of the chapter 11 cases under the Lease Agreements. We are currently in discussions with the Lessor to ensure the forbearance will become a permanent waiver of this event of default upon the occurrence of certain conditions, including that the effective date of the Consensual Plan occurs by August 1, 2017. If we are unable to satisfy the conditions of this waiver, we intend to file petitions for relief under chapter 11 of the Bankruptcy Code for the parties to the Lease Agreements and certain of their affiliates.
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

The following table includes our total minimum annual rental payments using weighted-average effective interest rates of 5.2% for the Prospector 1 and 7.5% for the Prospector 5.

(In millions)	2017	2018	2019	2020	Thereafter	Total
Minimum annual rental payments	$34	$32	$31	$119	$—	$216
We made rental payments, including interest, of approximately $13 million and $21 million during the three months ended March 31, 2017 and 2016, respectively. This includes pre-payments or Excess Cash Amounts (as defined below) of $3 million for the Prospector 1 for both the three months ended March 31, 2017 and 2016 and $3 million and $5 million for the Prospector 5 for the three months ended March 31, 2017 and 2016, respectively.
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
In addition, we are required to maintain a cash reserve of $11.5 million for each Prospector Rig throughout the term of the Lease Agreements. During the term of the current drilling contract for each Prospector Rig, we are also required to pay to the Lessors any excess cash amounts earned under such contract, after payment of bareboat charter fees and operating expenses for such Prospector Rig and maintenance of any mandatory reserve cash amounts (the “Excess Cash Amounts”). These excess cash payments represent prepayment for the remaining rental payments under the applicable Lease Agreement (the “Cash Sweep”). As of March 31, 2017 and December 31, 2016, we had short-term restricted cash balances of $11 million and $9 million, respectively, and long-term restricted cash balances of $27 million and $29 million, respectively, related to the Lease Agreements in “Restricted cash” on our Condensed Consolidated Balance Sheet. Following the conclusion of the current drilling contract for each Rig, the Cash Sweep will be reduced, requiring us to make prepayments to the Lessors of up to 25% of the Excess Cash Amounts.

NOTE 8—LIABILITIES SUBJECT TO COMPROMISE
As a result of the filing of the Bankruptcy cases on February 14, 2016, we have classified pre-petition liabilities that are not fully secured and that have at least a possibility of not being repaid at the full claim amount by the Consensual Plan as liabilities subject to compromise in our condensed consolidated financial statements. Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. If there is uncertainty about whether a secured claim is under-secured, or would be impaired under the Consensual Plan, the entire amount of the claim is included in liabilities subject to compromise. The amounts currently classified as liabilities subject to compromise represent Paragon’s current estimate of claims expected to be allowed under the Consensual Plan, if approved. We will continue to evaluate these liabilities during the pendency of the Bankruptcy cases and they may be subject to future adjustments depending on the Bankruptcy Court actions, further development with respect to disputed claims, or other events. Such adjustments may be material.
The Revolving Credit Facility, Senior Notes, and Term Loan Facility will be affected by the Consensual Plan which is subject to confirmation by the Bankruptcy Court. As such, the outstanding balances of these debt instruments and related accrued pre-petition interest (for the Senior Notes only), unamortized debt issuance costs and unamortized discount (for Term Loan Facility only) have been classified as liabilities subject to compromise in the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016.

Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims is generally not permitted, the Bankruptcy Court approved the Debtors’ “first day” motions allowing, among other things, the payment of obligations related to human capital, supplier relations, customer relations, business operations, tax matters, cash management, utilities, case management and retention of professionals. As a result of this approval, the Company continues to pay certain pre-petition claims in designated categories and subject to certain terms and conditions in the ordinary course of business, and we have not classified these liabilities as subject to compromise in the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016. This is designed to preserve the value of the Company’s businesses and assets. With respect to pre-petition claims, the Company notified all known claimants of the deadline to file a proof of claim with the Court.
The Company has been paying and intends to continue to pay undisputed post-petition claims in the ordinary course of business.
The following table reflects pre-petition liabilities that are subject to compromise included in our Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016. See Note 7 - “Debt” for a specific discussion on the debt instruments and related balances subject to compromise:

	March 31,	December 31,
(In thousands)	2017	2016
Revolving Credit Facility	$709,100	$709,100
Term Loan Facility	641,875	641,875
Senior Notes due 2022, bearing fixed interest at 6.75% per annum	456,572	456,572
Senior Notes due 2024, bearing fixed interest at 7.25% per annum	527,010	527,010
Interest payable on Senior Notes	37,168	37,168
Debt issuance costs on Revolving Credit Facility	(5,891)	(5,891)
Discount and debt issuance costs on Term Loan Facility	(7,259)	(7,259)
Debt issuance costs on Senior Notes	(14,012)	(14,012)
Liabilities subject to compromise	$2,344,563	$2,344,563

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

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Professional fees	$16,448	$18,616
Other	2,026	3,226
Total Reorganization items, net	$18,474	$21,842
Included in Reorganization items, net for the three months ended March 31, 2017 is approximately $10 million of cash paid for professional fees and $8 million of accrued expenses.
Included in Reorganization items, net for the three months ended March 31, 2016 is approximately $13 million of cash paid for professional fees, $6 million of accrued expenses and $3 million of non-cash amortization associated with the reorganization.

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
DEBTORS’ CONDENSED COMBINED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Operating revenues
Contract drilling services	$27,910	$200,322
Reimbursables and other	3,039	17,098
	30,949	217,420
Operating costs and expenses
Contract drilling services	42,687	104,428
Reimbursables	810	12,568
Depreciation and amortization	24,792	66,075
General and administrative	8,099	10,472
Loss on impairments	391	—
	76,779	193,543
Operating loss before interest, reorganization items and income taxes	(45,830)	23,877
Interest expense, net (contractual interest of $33,131 and $31,207 for the three months ended March 31, 2017 and 2016)	(14,966)	(22,118)
Other, net	1,251	794
Reorganization items, net	(18,474)	(19,454)
Loss before income taxes	(78,019)	(16,901)
Income tax provision	(2,222)	(1,183)
Net loss	(80,241)	(18,084)
Equity in earnings of Non-Filing entities, net of tax	9,825	12,874
Net loss attributable to Paragon	$(70,416)	$(5,210)

DEBTORS’ CONDENSED COMBINED BALANCE SHEET
(Unaudited)
(In thousands)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$497,488	$553,238
Accounts receivable, net of allowance for doubtful accounts of $25 million at March 31, 2017 and December 31, 2016, respectively	32,942	48,861
Accounts receivable from Non-Filing entities	723,010	647,657
Prepaid and other current assets	37,808	33,228
Total current assets	1,291,248	1,282,984
Investment in Non-Filing entities	1,057,476	1,074,335
Notes receivable from Non-Filing entities	63,671	58,759
Property and equipment, at cost	1,798,997	1,809,120
Accumulated depreciation	(1,499,594)	(1,481,209)
Property and equipment, net	299,403	327,911
Other assets	24,283	25,974
Total assets	$2,736,081	$2,769,963

LIABILITIES AND EQUITY
Current liabilities
Current maturities of debt due to Non-Filing entities	$3,606	$3,606
Accounts payable	24,456	32,261
Accounts payable due to Non-Filing entities	1,019,635	941,644
Accrued payroll and related costs	22,002	24,591
Taxes payable	12,734	13,418
Interest payable	284	591
Other current liabilities	15,088	15,993
Total current liabilities	1,097,805	1,032,104
Long-term debt due to Non-Filing entities	2,112	2,112
Deferred income taxes	1,331	2,505
Other liabilities	23,579	24,758
Liabilities subject to compromise	2,344,563	2,344,563
Total liabilities	3,469,390	3,406,042
Equity
Total deficit	(733,309)	(636,079)
Total liabilities and equity	$2,736,081	$2,769,963

DEBTORS’ CONDENSED COMBINED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net cash provided by (used in) operating activities	$(53,539)	$74,940

Capital expenditures	(1,780)	(15,884)
Change in accrued capital expenditures	(406)	(5,072)
Net cash used in investing activities	(2,186)	(20,956)

Net cash used in financing activities	(25)	—

Net change in cash and cash equivalents	(55,750)	53,984
Cash and cash equivalents, beginning of period	553,238	466,917
Cash and cash equivalents, end of period	$497,488	$520,901

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
The income tax provision was $2 million and $1 million for the three months ended March 31, 2017 and 2016, respectively.
At March 31, 2017, the liabilities related to our unrecognized tax benefits, including estimated accrued interest and penalties, totaled $20 million, and if recognized, would reduce our income tax provision by $20 million. At December 31, 2016, the liabilities related to our unrecognized tax benefits totaled $19 million. It is reasonably possible that our existing liabilities related to our unrecognized tax benefits may increase or decrease in the next twelve months primarily due to the progression of open audits or the expiration of statutes of limitation. However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.

NOTE 12—RESTRUCTURING CHARGES
During 2016 and 2017, the Company initiated a workforce reduction program to align the size and composition of Paragon’s workforce with the Company’s expected future operating and capital plans and the Company’s strategy to focus on fewer markets and utilize a smaller fleet. The workforce reduction program was in response to the lack of significant improvement in the drilling market coupled with the Company’s decision to exit operations in certain markets, such as Brazil and Canada. Our management and board of directors approved a workforce reduction across our offshore crews, onshore bases and corporate office.
As related to the workforce reduction for the period ending March 31, 2017, appropriate communications to impacted personnel had been completed. As a result, we recorded restructuring expense of $3 million consisting of employee severance and other termination benefits which were included in “Contract drilling services”, “Labor contract drilling services” and “General and administrative” operating costs and expenses on our Consolidated Statement of Operations for the three months ended March 31, 2017. We paid approximately $4 million in restructuring and employee separation related costs during 2017. We had $6 million and $10 million of accrued restructuring expense consisting of employee severance and other termination benefits in “Accrued payroll and related costs” on our Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively. We expect $2 million of restructuring expense related to the workforce reduction program to be recognized in “Contract drilling services”, “Labor contract drilling services” and “General and administrative” operating costs and expenses during the remainder of 2017.

NOTE 13—EMPLOYEE BENEFIT PLANS
Defined Benefit Plans
We sponsor two non-U.S. noncontributory defined benefit pension plans, the Paragon Offshore Enterprise Ltd and the Paragon Offshore Nederland B.V. pension plans, which cover certain Europe-based salaried, non-union employees.
As of January 1, 2017, all active employees under our current defined benefit pension plans were transferred to a defined contribution pension plan as related to their future service. The accrued benefits under the defined benefit plan were frozen and all employees of those plans became deferred members. The transfer to a defined contribution pension plan was accounted for as a curtailment during the year ended December 31, 2016.
For the three months ended March 31, 2017 pension benefit expense related to our frozen defined benefit pension plans, based on actuary estimates, are presented in the table below.
Pension cost includes the following components:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Service cost	$18	$1,174
Interest cost	471	580
Expected return on plan assets	(367)	(465)
Amortization of prior service cost	—	(5)
Amortization of net actuarial loss	10	195
Net pension expense	$132	$1,479
During the three months ended March 31, 2017 and 2016, we made no contribution to our frozen defined benefit pension plans.
Defined Contribution and Other Benefit Plans
We sponsor a 401(k) defined contribution plan and a profit sharing plan. Other post-retirement benefit expense related to these other benefit plans included in the accompanying Condensed Consolidated Statements of Operations was $0.7 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

NOTE 14—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
We have not entered into any hedging activity during 2017. Depending on market conditions and availability of counterparties, we may elect to utilize short-term forward currency contracts in the future.

NOTE 15—FAIR VALUE OF FINANCIAL INSTRUMENTS
Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Condensed Consolidated Balance Sheets approximate fair value.
Fair Value of Debt
The estimated fair values of our Senior Notes and Term Loan Facility were based on the quoted market prices for similar issues (Level 2 measurement).
The estimated fair value of our Senior Notes due July 15, 2022, excluding debt issuance costs of $6 million for March 31, 2017 and December 31, 2016, respectively, and our Senior Notes due August 15, 2024, excluding debt issuance costs of $8 million for March 31, 2017 and December 31, 2016, respectively, are as follows:

	Subject to Compromise
	March 31, 2017		December 31, 2016
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.75% Senior Notes due July 15, 2022	$456,572	$83,324	$456,572	$83,324
7.25% Senior Notes due August 15, 2024	527,010	99,146	527,010	93,544
Total senior unsecured notes	$983,582	$182,470	$983,582	$176,868
The estimated fair value of our Term Loan Facility, bearing interest at 5.75% and 5.50%, excluding unamortized discount and debt issuance costs of $7 million for both March 31, 2017 and December 31, 2016, is as follows:

	Subject to Compromise
	March 31, 2017		December 31, 2016
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Term Loan Facility	$641,875	$251,336	$641,875	$244,113
The carrying amount of our variable-rate debt, the Revolving Credit Facility, which is subject to compromise as of March 31, 2017 and December 31, 2016, approximates fair value as such debt bears short-term, market-based interest rates. We have classified this instrument as Level 2 as valuation inputs used for purposes of determining our fair value disclosure are readily available published LIBOR rates.

NOTE 16—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the changes in the accumulated balances for each component of “Accumulated other comprehensive loss” (“AOCL”) for the three months ended March 31, 2017 and 2016. All amounts within the tables are shown net of tax.

(In thousands)	Defined Benefit Pension Items (1)	Foreign Currency Items	Total
Balance as of December 31, 2015	$(20,351)	$(21,663)	$(42,014)
Activity during period:
Other comprehensive loss before reclassification	—	2,068	2,068
Amounts reclassified from AOCL	187	—	187
Net other comprehensive income	187	2,068	2,255
Balance as of March 31, 2016	$(20,164)	$(19,595)	$(39,759)

Balance as of December 31, 2016	$(14,329)	$(24,329)	$(38,658)
Activity during period:

Other comprehensive income before reclassification	—	876	876
Amounts reclassified from AOCL	(98)	—	(98)
Net other comprehensive income	(98)	876	778
Balance as of March 31, 2017	$(14,427)	$(23,453)	$(37,880)

(1)
Defined benefit pension items relate to actuarial losses, prior service credits, and the amortization of actuarial losses and prior service credits. Reclassifications from AOCL are recognized as expense on our Condensed Consolidated Statements of Operations through either “Contract drilling services” or “General and administrative.” See Note 13, “Employee Benefit Plans” for additional information.

NOTE 17—COMMITMENTS AND CONTINGENCIES
Purchase Commitments
We have outstanding commitments, including shipyard and purchase commitments of approximately $582 million at March 31, 2017. Our purchase commitments consist of obligations outstanding to external vendors primarily related to future capital purchases and $579 million due from certain of our Non-Filing entities to Shanghai Waigaoqiao Ship Co. Ltd. (“SWS”) for the construction of three high specification jackups in China. These units are technically complete, however, we have reached agreements with SWS to defer delivery of these units until October 2017 as there are no opportunities to secure acceptable contracts for the assets in the current business environment. Each newbuild has been built pursuant to a contract between one of these Non-Filing entities and SWS, without our parent company guarantee or other direct recourse to any of our other subsidiaries other than the applicable non-filing entity. For us to take delivery of these assets, we would require an acceptable contract to justify the purchase price and suitable financing. In 2017 and 2016, we did not make any payments on the commitments related to the three high specification jackups.
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
Tax Contingencies
We operate in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. As of March 31, 2017, we have received tax audit claims of approximately $382 million, of which $95 million is subject to indemnity by Noble, primarily in Mexico and Brazil, attributable to our income, customs and other business taxes. In addition, as of March 31, 2017, approximately $34 million of tax audit claims in Mexico assessed against Noble are subject to indemnity by us as a result of the Spin-Off. We have contested, or intend to contest, these assessments, including through litigation if necessary. We may also address certain of these claims as part of the resolution of our Bankruptcy cases and subsequent winding up of certain subsidiaries. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits, and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions. In some cases, we will be required to post a cash deposit as collateral while we defend these claims. We could be required to post such collateral in the near future, and such amounts could be substantial and could have a material adverse effect on our liquidity, financial condition, results of operations and cash flows. We have no surety bonds or letters of credit associated with tax audit claims outstanding as of March 31, 2017.
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
Petrobras has notified us, along with other industry participants that it is currently challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during the years 2008 and 2009 totaling $89 million, of which $25 million is subject to indemnity by Noble. Petrobras has also notified us that if they must pay such withholding taxes, they will seek reimbursement from us. We believe that we are contractually indemnified by Petrobras for these amounts and dispute the validity of the assessment. We have notified Petrobras of our position. We will, if necessary, vigorously defend our rights. If we were required to pay such reimbursement, however, the amount of such reimbursement could be substantial and could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Litigation with Noble Corporation
On February 12, 2016, we entered into a binding term sheet with Noble with respect to the Noble Settlement Agreement, which we executed on April 29, 2016. The Noble Settlement Agreement would have become effective upon the consummation of the Original Plan, or a plan of reorganization substantially similar thereto, and the satisfaction of certain other conditions precedent as set forth in the Noble Settlement Agreement. Pursuant to the Noble Settlement Agreement, Noble would have provided direct bonding in fulfillment of the requirements necessary to challenge tax assessments in Mexico relating to our business for the tax years 2005 through 2010 (the “Mexican Tax Assessments”). Additionally, pursuant to the Noble Settlement Agreement, Noble would have been responsible for all of the ultimate tax liability for Noble legal entities and 50% of the ultimate tax liability for our legal entities following the defense of the Mexican Tax Assessments. In consideration for this support, we had agreed to release Noble, fully and unconditionally, from any and all claims in relation to the Spin-Off.
On April 21, 2017, we filed our amendment to the New Plan with the Bankruptcy Court. Under the New Plan, we do not intend to seek approval of the Noble Settlement Agreement with the Bankruptcy Court. As a result, on April 21, 2017, Noble terminated the Noble Settlement Agreement.
On May 2, 2017, the Company filed further amendments to the New Plan (the Consensual Plan) and a related disclosure statement with the Bankruptcy Court. Pursuant to the Consensual Plan, the Company’s creditors will pursue litigation against Noble through the establishment of the Litigation Trust, which the Company will fund with the Litigation Loan Amount of up to $10 million. Under the Consensual Plan, the first $10 million of proceeds from the litigation against Noble will be applied to repay the Litigation Loan Amount, and any balance of the first $10 million of proceeds will be shared 50%/50% between the Bondholders and Secured Creditors. Any amounts above the first $10 million of proceeds will be split in a ratio of 75%/25% in favor of the Bondholders.
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
Other
As of March 31, 2017, we had letters of credit of $69 million and performance bonds totaling $97 million supported by surety bonds outstanding and backed by $57 million in letters of credit and $9 million held in restricted cash. Certain of our subsidiaries issued guarantees to the temporary import status of rigs or equipment imported into certain countries in which we operated. These guarantees are issued in lieu of payment of custom, value added or similar taxes in those countries.
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
Pursuant to these agreements with Noble, our Condensed Consolidated Balance Sheets include the following balances due from and to Noble as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(In thousands)	2017	2016
Accounts receivable	$1,007	$1,149
Other current assets	461	461
Other assets	7,274	7,157
Due from Noble	$8,742	$8,767

Accounts payable	$13	$211
Other current liabilities	2,403	2,594
Other liabilities	2,527	3,268
Due to Noble	$4,943	$6,073
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

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Accounts receivable	$18,643	$23,471
Other current assets	(4,237)	4,218
Other assets	862	5,285
Accounts payable and accrued payroll	(17,787)	(3,966)
Other current liabilities	(1,981)	2,960
Other liabilities	(1,232)	1,081
Prepaid and accrued reorganization items	8,449	9,122
Net change in other assets and liabilities	$2,717	$42,171

Supplemental information for non-cash activities:
Accrued capital expenditures	$1,447	$4,883
Reclassification of Liabilities subject to compromise	—	1,709,347
Netting of VAT receivables and payables	12,307	—

We made income tax payments, of approximately $2 million and $5 million during the three months ended March 31, 2017 and 2016, respectively.

NOTE 19—SEGMENT AND RELATED INFORMATION
As of March 31, 2017, our contract drilling operations were reported as a single reportable segment, Contract Drilling Services, which reflects how our business is managed, and the fact that all of our drilling fleet is dependent upon the worldwide oil industry. The mobile offshore drilling units that comprise our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consisted largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. Our contract drilling services segment is able to conduct contract drilling operations in the North Sea, the Middle East, India, Brazil, Mexico, West Africa and Southeast Asia. Under the Consensual Plan, if approved, we will focus on the markets of the North Sea, the Middle East and India.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. Unless the context requires otherwise, or we specifically indicate otherwise, when used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Paragon,” the “Company,” “we,” “us” or “our” refer to Paragon Offshore plc together with its subsidiaries.
Overview
Our financial and operating results for the three months ended March 31, 2017 include:

•	First quarter 2017 revenues of $57 million; net loss of $70 million or $0.79 per share

•	Adjusted EBITDA of negative $2 million net of reorganization items

•	Cash balance as of March 31, 2017 of $833 million excluding restricted cash

•	Contract backlog as of March 31, 2017 of $183 million
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
We currently operate in significant hydrocarbon-producing geographies throughout the world, including the North Sea, the Middle East and India. As of March 31, 2017, our contract backlog was $183 million and included contracts with national, international and independent oil and gas companies.
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

Market Outlook
Brent crude oil prices are a key factor in determining our customers’ current activity levels, as well as a critical input customers use to set future budgets and define drilling programs. In the first quarter of 2017, Brent prices fell 7% from the December 30, 2016 closing price of $56.82 per barrel to close at $52.83 per barrel on March 31, 2017. Year-to-date, as of May 1, 2017, Brent crude oil prices have declined by approximately 9% to $51.52 per barrel. While OPEC has maintained its voluntary production limits, U.S. onshore drilling activity recovered as the Baker Hughes Oil Rig Count Index rose from 525 rigs drilling at year-end 2016 to 652 rigs as of March 31, 2017, indicating a significant increase in shale drilling that is raising concerns about oversupply.
Fixture activity in the first quarter of 2017 increased for jackups and decreased slightly for floaters as compared to the fourth quarter of 2016. According to industry data, there were 61 new jackup contract announcements or fixtures during the first quarter of 2017 compared to 56 new fixtures during the fourth quarter of 2016. Both totals exclude instances where companies mutually agreed to renegotiate dayrates which numbered zero and five in the first quarter of 2017 and fourth quarter of 2016, respectively. Nineteen of the fixtures in the fourth quarter of 2016 were between a Chinese drilling contractor and a Chinese oil company and generally not considered to be competitive opportunities for international drilling contractors. There were no such fixtures in the first quarter of 2017. Activity for jackups was higher than in first quarter of 2016, when 40 new fixtures were reported.
In the floater segment, there was a slight decrease in activity quarter-on-quarter with 29 new fixtures and no renegotiations during the first quarter of 2017 compared to 31 new fixtures and 2 renegotiations during the fourth quarter of 2016. New contracting activity for floaters was also lower year-on-year when compared with first quarter 2016, which saw 29 new fixtures and 5 renegotiations.

Average jackup dayrates for new fixtures in the first quarter of 2017 were approximately $121,000. This is greater than the average new jackup fixture dayrate of $74,000 for the fourth quarter of 2016 driven by eleven contracts in the $130,000 - $172,000 per day range in Saudi Arabia, Mexico, and Australia. Forty-three of the reported jackup fixtures have no reported dayrate. The remaining seven fixtures with reported dayrates averaged approximately $67,000, showing a continued decline quarter over quarter. Compared to $96,000 per day for the average new dayrate fixture in the first quarter of 2016, dayrates in first quarter of 2017 were 25% higher. The dayrate data is based on information provided by third party sources and excludes fixtures for which no dayrate has been publicly reported.
During the first quarter of 2017, dayrates for new floater fixtures were 21% lower quarter-over-quarter, averaging approximately $189,000 per day compared to $241,000 per day in the fourth quarter of 2016. New floater fixture dayrates in the first quarter 2017 were 18% lower than the average in first quarter 2016 of $230,000 per day. The dayrate data is based on information provided by third party sources and excludes fixtures for which no dayrate has been publicly reported.
As of April 26, 2017, there were 101 jackup drilling rigs under construction according to third party data sources. These rigs are currently scheduled for delivery between 2017 through as late as 2020. Certain drilling contractors with jackups under construction, including Paragon, have reported that they have reached agreements with the shipyards where their rigs are under construction to delay the delivery of their rigs as a result of the challenging market environment. This combination of new supply and lower activity levels has negatively impacted the contracting environment, and has intensified price competition. If this persists, we could be required to increase our capital investment to keep our jackup rigs competitive or to stack or scrap rigs that are no longer marketable in the current environment.
In addition, there are reported to be 47 floating rigs under construction or on order according to third party data sources with deliveries between 2017 and 2020. Break even oil prices for projects requiring the use of floating assets are significantly higher than for projects requiring jackup rigs. Also, a greater portion of the industry’s exploration work is done in deepwater as compared to shallow water and exploration budgets are often reduced or eliminated in periods of low commodity prices. We believe these factors will continue to put pressure on the dayrates and utilization for floating assets for the next several years. We also believe that older floating assets will be at a disadvantage in securing new work because new floating rigs offer greater technical capabilities and efficiencies, which is generally not the case in the jackup segment.
Commodity prices rose throughout much of the year during 2016 aided by the agreement announced in the fourth quarter of 2016 by OPEC to limit oil production beginning January 2017. However, the increase in prices has driven activity onshore higher in the U.S. and as previously discussed, prices during the first quarter of 2017 declined. As the fixture activity has illustrated, there has not been a significant increase in utilization for offshore contract drilling companies. Thus, we remain cautious in our near-term outlook. We continue to believe that as the industry recovers and drilling activity increases our customers will begin to pursue shallow water opportunities utilizing jackup rigs followed by an eventual recovery for deep and ultradeepwater projects utilizing floating rigs. However, we cannot predict when this increase in activity across the various segments may occur. While Paragon is positioning itself to benefit from an eventual industry recovery, we are not expecting one in the immediate future and we may experience low dayrates relative to historical highs and low utilization levels for some time.

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
On April 21, 2017, following further discussions with the Secured Lenders, the Company filed an amendment to the New Plan and a related disclosure statement with the Bankruptcy Court. This amendment makes certain modifications to the New Plan, among other changes, to: (i) no longer seek approval of the Noble Settlement Agreement (as defined below); (ii) provide for a combined class of general unsecured creditors, including the Company’s 6.75% senior unsecured notes maturing July 2022 and 7.25% senior unsecured notes maturing August 2024; and (iii) provide for the post-emergence wind-down of certain of the Debtors’ dormant subsidiaries and discontinued businesses.
On May 2, 2017, as a result of a successful court-ordered mediation process with representatives of the Secured Lenders and the Bondholders, the Company filed further amendments to the New Plan (the Consensual Plan) and a related disclosure statement with the Bankruptcy Court. The Consensual Plan resolves the objections previously raised by the Bondholders to the New Plan. The Consensual Plan will be subject to usual and customary conditions to plan confirmation, including obtaining the requisite vote of creditors and approval of the Bankruptcy Court.
Since filing the Bankruptcy cases, the Debtors have operated their business as “debtors-in-possession”. Under the Bankruptcy cases, the Debtor’s trade creditors and vendors are being paid in full in the ordinary course of business.
For additional discussion of the Bankruptcy cases and its effects, See Part 1, Note 1 -“Organization, Current Events and Basis of Presentation” contained in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors - Risk Factors Related to Our Restructuring” in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
During the period that we are operating as debtors-in-possession under chapter 11 of the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions in our debt agreements), for amounts other than those reflected in the accompanying consolidated financial statements. Further, any reorganization plan could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern. As required by FASB ASC 852, Reorganizations (“ASC 852”), we intend to adopt fresh start accounting upon emergence from chapter 11 of the Bankruptcy Code.
Contract Drilling Services Backlog
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table includes, as of March 31, 2017, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

	For the Years Ending December 31,
(Dollars in millions)	Total	2017	2018
Drilling service backlog	$183	$156	$27
Percent of available days committed (1)		22%	6%

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

Our contract drilling services backlog typically reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to realize. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. As of March 31, 2017, our contract drilling services backlog did not include any letters of intent.

Petrobras has contested the term of each of our drilling contracts for the Paragon DPDS2 and the Paragon DPDS3 in connection with the length of prior shipyard projects relating to these rigs and released the Paragon DPDS2 effective September 29, 2015. Under our interpretation of the contract, the Paragon DPDS3 was scheduled to work until August 2017. However, in accordance with Petrobras’ interpretation of the contract, the Paragon DPDS3 was released in August 2016. Both rigs are currently stacked in a shipyard in Puerto Rico and Paragon is winding down its operational presence in Brazil. Backlog related to this dispute is not included in our reported backlog as of March 31, 2017. Paragon will vigorously pursue all legal remedies available to us under these contracts.
Subsequent to March 31, 2017, Paragon signed drilling contracts for the Paragon B152, Dhabi II, and the Paragon MSS1. Backlog related to these drilling contracts of approximately $87 million is not included in our reported backlog as of March 31, 2017.
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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2017 and 2016
Net loss for the three months ended March 31, 2017 was $70 million, or a loss of $0.79 per diluted share, on operating revenues of $57 million, compared to a net loss for three months ended March 31, 2016 of $5 million, or a loss of $0.06 per diluted share, on operating revenues of $265 million.
Average Rig Utilization, Operating Days and Average Dayrates
Operating results for our contract drilling services segment are dependent on two primary metrics: rig utilization and dayrates. The following table includes the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended March 31, 2017 (the “Current Quarter”) and for the three months ended March 31, 2016 (the “Comparable Quarter”):

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	March 31,		March 31,		Change	March 31,		Change
	2017	2016	2017	2016	%	2017	2016	%

Jackups	21%	48%	632	1,491	(58)%	$87,375	$113,885	(23)%
Floaters	—%	45%	—	246	(100)%	—	264,779	(100)%
Total	18%	48%	632	1,737	(64)%	$87,375	$135,296	(35)%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold-stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet.

(2)	Information reflects the number of days that our rigs were operating under contract.

Operating Results
The following table sets forth our operating results for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2017	2016	$	%

Operating revenues
Contract drilling services	$55,247	$235,044	$(179,797)	(76)%
Labor contract drilling services	—	6,748	(6,748)	(100)%
Reimbursables and other	2,196	23,328	(21,132)	(91)%
	57,443	265,120	(207,677)	(78)%
Operating costs and expenses
Contract drilling services	$49,592	$112,706	$(63,114)	(56)%
Labor contract drilling services	14	5,059	(5,045)	(100)%
Reimbursables	1,576	19,784	(18,208)	(92)%
Depreciation and amortization	30,575	71,906	(41,331)	(57)%
General and administrative	8,723	12,174	(3,451)	(28)%
Loss on impairments	391	—	391	**
	90,871	221,629	(130,758)	(59)%
Operating loss	$(33,428)	$43,491	$(76,919)	(177)%
** Not a meaningful percentage
Contract Drilling Services Operating Revenues—Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter resulted from a 64% decrease in operating days which negatively impacted revenues by $163 million. This was coupled with a 35% decrease in average dayrates, which resulted in a $17 million decrease in revenues from the Comparable Quarter.
The decrease in contract drilling services revenues was attributable to both our floaters and jackups, which experienced decreases of $65 million and $115 million, respectively, in the Current Quarter as compared to the Comparable Quarter.
The decrease in floater revenues of $65 million in the Current Quarter was driven by an 100% decrease in operating days, from the Comparable Quarter.
The decrease in operating days for our floaters was primarily attributable to Paragon MDS1, Paragon MSS2 and Paragon DPDS2, which were uncontracted for all of the Current Quarter but experienced full or partial utilization in India and Brazil, in the Comparable Quarter.
The $115 million decrease in jackup revenues in the Current Quarter was driven by a 58% decrease in operating days which resulted in a $98 million decrease in revenues from the Comparable Quarter. This was coupled with a 23% decrease in average dayrates, which resulted in a $17 million decrease in revenues from the Comparable Quarter.
The decrease in jackup operating days was primarily related to Paragon M825 in West Africa, Paragon C20051, Paragon C461 and Paragon C463 in the North Sea and Paragon L784 and Paragon M1162 in the Middle East, which were uncontracted for all of the Current Quarter but experienced full utilization during the Comparable Quarter. The remaining decrease in operating days is due to Paragon M826 in West Africa, Paragon C20052, Paragon HZ1, and Paragon B391 in the North Sea and Paragon M824 in Mexico which were uncontracted for a portion of the Current Quarter but were contracted for all or a greater portion of the Comparable Quarter.
The decrease in jackup average dayrates during the Current Quarter was due to an overall decrease in dayrates across our fleet.

Contract Drilling Services Operating Costs and Expenses — Contract drilling services operating costs and expenses decreased $63 million in the Current Quarter as compared to the Comparable Quarter due to reduced operating days across our fleet as well as cost reduction initiatives implemented across our operations.
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
Depreciation and Amortization — The $41 million decrease in depreciation and amortization in the Current Quarter was primarily attributable to lower depreciation on assets subject to the impairment charges taken in the fourth quarter of 2016.
General and Administrative — General and administrative expenses decreased $3 million in the Current Quarter as compared to the Comparable Quarter primarily due to cost reduction initiatives implemented across the Company as a result of reduced operations.
Other Expenses
Income tax provision — Our income tax provision increased $2 million in the Current Quarter compared to the Comparable Quarter, primarily related to the underlying changes in the profitability/loss associated with our operations in various jurisdictions and certain discrete tax items.
Reorganization items, net — The Company uses “Reorganization items, net” to reflect the net revenues, expenses, gains and losses that are the direct result of the reorganization of the business. Reorganization items of $18 million and $22 million for the three months ended March 31, 2017 and 2016, respectively, primarily relate to professional fees for legal and financial advisors incurred in connection with preparation and handling of the Bankruptcy cases. (See Note 9, “Reorganization Items” for additional detail).

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
The reconciliation from net loss to Adjusted EBITDA is as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net loss	$(70,416)	$(5,210)
Adjustments:
Depreciation and amortization	30,575	71,906
Loss on impairments	391	—
Interest expense, net	17,916	27,017
Other, net	(1,751)	(762)
Reorganization items, net	18,474	21,842
Income tax provision	2,349	604
Adjusted EBITDA	$(2,462)	$115,397

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
As of March 31, 2017, we had available liquidity in cash and cash equivalents of $833 million.
The table below includes a summary of our cash flow information for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Cash flows provided by (used in):
Operating activities	$(35,978)	$106,323
Investing activities	(4,417)	(27,448)
Financing activities	(10,823)	(17,045)
Changes in cash flows from operating activities for the three months ended March 31, 2017 are driven by the overall decrease in our business activity (see discussion of changes in net loss in “Results of Operations” above). Changes in cash flows used in investing activities are dependent upon our level of capital expenditures, which varies based on the timing of projects. Cash used for capital expenditures totaled $3 million during the three months ended March 31, 2017, as compared to $23 million during the same period of 2016. During the three months ended March 31, 2017, our net cash from investing activities was impacted by an increase in restricted cash related to reserve requirements on the Sale-Leaseback Transaction. Cash used in financing activities for the three months ended March 31, 2017 are due to repayments on our Sale-Leaseback Transaction.
Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:
•normal recurring operating expenses;
•committed capital expenditures;
•discretionary capital expenditures, including various capital upgrades;
•capital expenditures for the reactivation of stacked rigs upon securing an acceptable drilling contract; and
•service of outstanding indebtedness, including mandatory pre-payments.
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
On April 21, 2017, following further discussions with the Secured Lenders, the Company filed an amendment to the New Plan and a related disclosure statement with the Bankruptcy Court. This amendment makes certain modifications to the New Plan, among other changes, to: (i) no longer seek approval of the Noble Settlement Agreement (as defined below); (ii) provide for a combined class of general unsecured creditors, including the Company’s 6.75% senior unsecured notes maturing July 2022 and 7.25% senior unsecured notes maturing August 2024; and (iii) provide for the post-emergence wind-down of certain of the Debtors’ dormant subsidiaries and discontinued businesses.
On May 2, 2017, as a result of a successful court-ordered mediation process with representatives of the Secured Lenders and the Bondholders, the Company filed additional amendments to the New Plan (as amended, the “Consensual Plan”) and a related disclosure statement with the Bankruptcy Court. The Consensual Plan resolves the objections previously raised by the Bondholders to the New Plan.
Under the Consensual Plan, approximately $2.4 billion of previously existing debt will be eliminated in exchange for a combination of cash and to-be-issued new equity. If confirmed, the Secured Lenders will receive their pro rata share of $410 million in cash and 50% of the new, to-be-issued common equity, subject to dilution. The Bondholders will receive $105 million in cash and an estimated 50% of the new, to-be-issued common equity, subject to dilution. The Secured Lenders and Bondholders will each appoint three members of a new board of directors to be constituted upon emergence of the Company from bankruptcy and will agree on a candidate for Chief Executive Officer who will serve as the seventh member of the board of directors of the Company. Certain other elements of the New Plan remain unchanged in the Consensual Plan, including that: (i) the Secured Lenders shall be allocated new senior secured first lien debt in the original aggregate principal amount of $85 million maturing in 2022, (ii) the Company shall commence an administration proceeding in the United Kingdom, and (iii) the Company’s current shareholders are not expected to have any recovery under the Consensual Plan. Both the U.S. Trustee and the Bankruptcy Court have declined to appoint an equity committee in the Bankruptcy cases. The Consensual Plan will be subject to usual and customary conditions to plan confirmation, including obtaining the requisite vote of creditors and approval of the Bankruptcy Court.
For additional discussion of the risks associated with our indebtedness and current issues, see Part I, Item 1A, “Risk Factors - Risk Factors Related to Our Restructuring” in our Annual Report on Form 10-K for the year ended December 31, 2016.
Meeting Our Liquidity Needs
We have maintained our liquidity position by giving priority to generating cash flows, including cost and capital expenditure reductions, while maintaining our long-term commitment to providing high quality services.  During the pendency of the Bankruptcy cases and upon emergence from bankruptcy, we expect that our primary sources of liquidity will continue to be cash on hand and cash flows from operations. In addition to the cash requirements to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with preparation and handling of the Bankruptcy cases. For the three months ended March 31, 2017 and 2016, we paid $10 million and $13 million, respectively, in professional fees. We anticipate that we will continue to incur significant professional fees and costs for the pendency of the Bankruptcy cases.
For additional discussion, see Part I, Item 1A, “Risk Factors - Risk Factors Related to Our Restructuring” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Capital Expenditures
Cash used for capital expenditures, including capitalized interest, totaled $3 million during the three months ended March 31, 2017 and $23 million during the three months ended March 31, 2016.
In the future, we expect to continue making investments in capital expenditures. Subject to our liquidity limitations, we plan investments in 2017 to be primarily for expenditures to extend the useful lives of our rigs.
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
We currently have purchase commitments due from certain of our Non-Filing entities to SWS for the construction of three high specification jackups in China. These units are technically complete, however, we have reached agreements with SWS to defer delivery of these units until October 2017 as there are no opportunities to secure acceptable contracts for the assets in the current business environment. Each newbuild has been built pursuant to a contract between one of these Non-Filing entities and SWS, without our parent company guarantee or other direct recourse to any of our other subsidiaries other than the applicable non-filing entity. For us to take delivery of these assets, we would require an acceptable contract to justify the purchase price and suitable financing. We cannot guarantee that we will accept delivery of any of these jackups. In 2017 and 2016, we did not make any payments on the commitments related to the three high specification jackups and in the current business environment, we believe we are unlikely to acquire these drilling rigs. Restrictions under the Consensual Plan may also further constrain our ability to acquire drilling rigs.
Dividends
In February 2015, we announced that we were suspending the declaration and payment of dividends for the foreseeable future in order to preserve liquidity.
The declaration and payment of dividends requires authorization of our Board of Directors, provided that such dividends on issued share capital may be paid only out of our “distributable reserves” on our statutory balance sheet. Paragon Offshore plc is not permitted to pay dividends out of share capital, which includes share premiums. We had no distributable reserves as of March 31, 2017 and December 31, 2016. Any determination to declare a dividend, as well as the amount of any dividend that may be declared, will be based on our board’s consideration of our financial position, earnings, outlook, capital spending plans, outlook on current and future market conditions and business needs and other factors that our board of directors considers relevant factors at that time. As proposed by the Consensual Plan, we will not be paying any dividends following our emergence from bankruptcy, until and if authorized by the Board of Directors of reorganized Paragon.
OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
For additional information about our commitments and contractual obligations as of December 31, 2016, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Commitments and Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2016.
We have outstanding commitments, including shipyard and purchase commitments of approximately $582 million at March 31, 2017. Our purchase commitments consist of obligations outstanding to external vendors primarily related to future capital purchases and $579 million due from certain of our Non-Filing entities to SWS for the construction of three high specification jackups in China. These units are technically complete, however, we have reached agreements with SWS to defer delivery of these units until October 2017 as there are no opportunities to secure acceptable contracts for the assets in the current business environment. Each newbuild has been built pursuant to a contract between one of these Non-Filing entities and SWS, without our parent company guarantee or other direct recourse to any of our other subsidiaries other than the applicable non-filing entity. For us to take delivery of these assets, we would require an acceptable contract to justify the purchase price and suitable financing. In 2017 and 2016, we did not make any payments on the commitments related to the three high specification jackups.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our unaudited condensed consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Actual results could differ from those estimates. The significant accounting policies and estimates below update and supplement those described in our Annual Report on Form 10-K for the year ended December 31, 2016.
Reorganization Accounting
In connection with filing chapter 11 of the Bankruptcy Code on February 14, 2016, the Company is subject to the requirements of ASC 852. ASC852 is applicable to companies under bankruptcy protection and requires amendments to the presentation of key financial statement line items. ASC 852 generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Bankruptcy cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.
Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization of the business must be reported separately as reorganization items in the consolidated statements of operations for the three months ended March 31, 2017. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are pre-petition obligations that are not fully secured and that have at least a possibility of not being repaid at the full claim amount by the plan of reorganization. Liabilities subject to compromise must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization. See Note 9 - “Reorganization Items” for cash paid for reorganization items in the consolidated statements of cash flows.
As required by ASC 852 we intend to adopt fresh start accounting upon emergence from chapter 11 of the Bankruptcy Code.
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
Deferred revenues from drilling contracts totaled $7 million and $9 million as of March 31, 2017 and December 31, 2016, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in our Condensed Consolidated Balance Sheets, based upon the expected time of recognition of such deferred revenues. Deferred costs associated with deferred revenues from drilling contracts totaled $2 million at March 31, 2017 as compared to $3 million as of December 31, 2016. Such amounts are included in either “Prepaid and other current assets” or “Other assets” in our Condensed Consolidated Balance Sheets, based upon the expected time of recognition of such deferred costs.
We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses.

Restricted Cash
Restricted cash consists of both cash held to satisfy the requirements of our Sale-Leaseback Transaction (as described in Note 7 - “Debt”), which was executed in 2015 and cash collateral for an outstanding performance bond.
Under the terms of the Lease Agreements (as defined in Note 7 - “Debt”) we are required to maintain three cash reserve accounts: a capital expenditure reserve account, an operating reserve account and a rental reserve account.
The capital expenditure reserve is available specifically for special survey costs (3-5 year surveys) provided that we replenish any amount withdrawn within twelve months from the date of the withdrawal.  This cash is available to us, for a designated purpose, in the short-term, and therefore the restricted cash balance is included in short-term “Restricted cash” on our Condensed Consolidated Balance Sheet. The short-term restricted cash balance also includes funds accumulated in an operating reserve account used for payment of monthly operating expenses under the terms of the Lease Agreements. Our short-term restricted cash was $11 million and $9 million as of March 31, 2017 and December 31, 2016, respectively.
The rental reserve account is the minimum amount established under the Lease Agreements which we are required to maintain on reserve at all times during the lease period. The balance in the account increases with periodic deposits of operating revenue in excess of allowed operating expenses. Any amount of cash in the account in excess of the minimum balance required on reserve is to be used repay our long-term debt obligation related to the Sale-Leaseback Transaction. In addition to the Sale-Leaseback Transaction rental reserve account, the long-term restricted cash balance as of March 31, 2017 and December 31, 2016 also includes $9 million cash collateral for an outstanding performance bond. Our long-term restricted cash was $36 million and $38 million as of March 31, 2017 and December 31, 2016, respectively.
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
Our allowance for doubtful accounts was $26 million and $25 million as of March 31, 2017 and December 31, 2016, respectively. We had $0.2 million bad debt expense and no recoveries for the three months ended March 31, 2017. We had no bad debt expense or recoveries for the three months ended March 31, 2016. Bad debt expense and recoveries are reported as a component of “Contract drilling services operating costs and expenses” in our Condensed Consolidated Statements of Operations.
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

We evaluate the impairment of long-lived assets, including specifically identifiable intangibles and property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets classified as held and used, we determine recoverability by evaluating the estimated undiscounted future net cash flows based on projected dayrates and utilization. For property and equipment whose carrying values are determined not to be recoverable, we calculate an impairment loss as a difference between the fair value and carrying amount. We estimate the fair values by applying either an income approach, using projected discounted cash flows, or a market approach. For discussion related to our impairment analysis see Note 4 - “Property and Equipment and Other Assets.”

NEW ACCOUNTING PRONOUNCEMENTS
See Part 1, Note 2 -“New Accounting Pronouncements” for our new accounting pronouncements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements”. All statements other than statements of historical facts included in this report are forward-looking statements, including statements regarding contract backlog, fleet status, our financial position, our ability to implement a plan of reorganization, the Bankruptcy cases, business strategy, taxes, timing or results of acquisitions or dispositions, repayment of debt, borrowings under our credit facilities or other instruments, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, indemnity and other contract claims, construction and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, and timing for compliance with any new regulations. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. These factors include those referenced or described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, this Quarterly Report on Form 10-Q and in our other filings with the SEC. Such risks and uncertainties are beyond our control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

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
Interest on borrowings under our Revolving Credit Facility is at an agreed upon applicable margin over adjusted LIBOR, or base rate plus such applicable margin as stated in the agreement. As of March 31, 2017, we had $709 million borrowings outstanding under our Revolving Credit Facility. A 1% change in the interest rate on the floating rate debt would impact our annual earnings and cash flows by approximately $7 million.
Interest on borrowings under our Term Loan Facility is at an agreed upon percentage point spread over adjusted LIBOR (subject to a 1% floor), or base rate as stated in the agreement. As of March 31, 2017, we had $635 million in borrowings outstanding under our Term Loan Facility, net of unamortized discount. Since we are currently subject to the 1% LIBOR floor, our Term Loan Facility effectively bears interest at a fixed interest rate. The fair value of our Term Loan Facility was approximately $251 million as of March 31, 2017. Related interest expense for the three months ended March 31, 2017 was approximately $9 million. Holding other variables constant (such as debt levels), a 1% increase in interest rates would increase our annual interest expense by approximately $6 million.
Our Senior Notes bear interest at a fixed interest rate and fair value will fluctuate based on changes in prevailing market interest rates and market perceptions of our credit risk. The fair value of our Senior Notes was approximately $182 million as of March 31, 2017, compared to the carrying value of $984 million.
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
We are exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currencies that are other than the U.S. dollar. To help manage this potential risk, we may periodically enter into derivative instruments to manage our exposure to fluctuations in foreign currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure, subject to certain limitations as a result of the bankruptcy proceedings. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives. At March 31, 2017, we had no outstanding derivative contracts.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Dean E. Taylor, Interim President, Chief Executive Officer, and Director of Paragon, and Lee M. Ahlstrom, Senior Vice President and Interim Chief Financial Officer of Paragon, with the participation of our management, have evaluated the effectiveness of the disclosure controls and procedures of Paragon as of the end of the period covered by this report. Based on their evaluation as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective at the reasonable assurance level. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information regarding legal proceedings is set forth in Note 1 - “Organization, Currents Events, and Basis of Presentation” and Note 17, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Item I, Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
As of March 31, 2017, we were involved in a number of lawsuits and matters which have arisen in the ordinary course of business for which we do not expect the liability, if any, to have a material adverse effect on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. We cannot predict with certainty the outcome or effect of pending or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome could materially differ from management’s current estimates.
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
There have been no material changes to the risk factors previously disclosed in our our Annual Report on Form 10-K for the year ended December 31, 2016. For additional information about our risk factors see the risks described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 6.	EXHIBITS
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Paragon Offshore plc, a company registered under the laws of England and Wales

/s/ Dean E. Taylor	May 10, 2017
Dean E. Taylor	Date
Interim President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Lee M. Ahlstrom	May 10, 2017
Lee M. Ahlstrom	Date
Senior Vice President and Interim Chief Financial Officer
(Principal Financial Officer)

/s/ Alejandra Veltmann	May 10, 2017
Alejandra Veltmann	Date
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

Number	Description
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

10.28	Noble Settlement Agreement, dated April 29, 2016 (incorporated by reference to Exhibit 10.1 to Paragon Offshore plc’s Current Report on Form 8-K filed on May 6, 2016).
10.29†	2016 Paragon Offshore plc Short-Term Incentive Plan (incorporated by reference to Exhibit 10.28 to Paragon Offshore plc’s Quarterly Report on Form 10-Q filed on August 9, 2016).
10.30	Amendment to Plan Support Agreement, dated August 5, 2016 (incorporated by reference to Exhibit 10.1 to Paragon Offshore plc’s Current Report on Form 8-K filed on August 8, 2016).
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

10.34†	Paragon Offshore Services LLC 2017 Short-Term Incentive Program. (incorporated by reference to Exhibit 10.34 to Paragon Offshore plc’s Annual Report on Form 10-K/A filed on May 1, 2017).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.